Form 10-K
period 2021-12-31
Games & Esports Experience Acquisition Corp.
filed 2022-03-31
CIK 1856774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission file number 001-41113

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1592885
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

7381 La Tijera Blvd. P.O. Box 452118 Los Angeles, California	90045
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code: (213) 266-7674

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	GEEXU	The Nasdaq Global Market
Class A Ordinary Shares	GEEX	The Nasdaq Global Market
Redeemable Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	GEEXW	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The registrant’s units, each consisting of one Class A ordinary share and one-half of one redeemable warrant, began trading on the Nasdaq Global Market on December 2, 2021. Prior to that date, the registrant’s equity securities were not traded on any national securities exchange or over-the-counter market. The registrant’s Class A ordinary shares and whole warrants began trading separately on the Nasdaq Global Market on January 24, 2022.

As of March 25, 2022, there were 20,000,000 Class A ordinary shares and 5,000,000 Class B ordinary shares of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Forward-looking statements in this report may include, for example, statements about:

•	our being a company with no operating history and no operating revenues;
•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination;
•	our expectations around the performance of the prospective target business;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);
•	the ability of our officers and directors to generate a number of potential business combination opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
•	the Trust Account not being subject to claims of third parties;
•	our financial performance;
•	our ability to complete a merger with Gamers Club (as defined below), and risks related to the business of Gamers Club; or
•	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this Report and in our registration statement on Form S-1 (File No. 333-260852) filed in connection with our initial public offering.

The foregoing risks and uncertainties may not be exhaustive. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

FREQUENTLY USED TERMS

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•	“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association;
•	“completion window” are to the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions. The completion window ends 15 months from the closing of our initial public offering, which may, by resolution of our board of directors if requested by our Sponsor, be extended up to two times by an additional three months each time for a total of 21 months (the “Paid Extension Period”). In addition, we are entitled to an automatic three-month extension (the “Automatic Extension Period”) if we have filed a preliminary proxy statement, registration statement or similar filing for an initial business combination during the 15-month period or Paid Extension Period, to complete an initial business combination, as described in more detail in this Report. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement, in order to avail ourselves of the Paid Extension Period to consummate our initial business combination, our Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account for each three-month extension $2,000,000 ($0.10 per Class A ordinary share) on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan to us by our Sponsor or affiliate or designee of our Sponsor. If we exercise both paid extension options and the automatic extension is triggered at the end of the Paid Extension Period, the completion window would end 24 months from the closing of the initial public offering;
•	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A ordinary shares issued in connection with our initial business combination, including, but not limited to, a private placement of equity or debt;
•	“founder shares” are to shares of our Class B ordinary shares and the shares of our Class A ordinary shares issued upon the conversion thereof at the time of our initial business combination as described herein;
•	“Gamers Club” are to Gamers Club Holdings, LLC, an investor in our Sponsor and the parent of Gamers Club, LLC, a gaming technology subscription platform and community hub based in Brazil;
•	“initial shareholders” are to holders of our founder shares prior to the initial public offering;
•	“IPO” or our “initial public offering” are to the initial public offering of units of Games & Esports Experience Acquisition Corp., which was completed on December 7, 2021;
•	“management” or our “management team” are to our executive officers and directors, and “directors” are to our current directors;
•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares, collectively;
•	“private placement warrants” are to the warrants issued to our Sponsor in a private placement simultaneously with the closing of the initial public offering and upon conversion of working capital loans or extension funding loans, if any;
•	“public shares” are to shares of our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);
•	“public shareholders” are to the holders of our public shares, including our Sponsor, officers and directors to the extent our Sponsor, officers or directors purchase public shares, provided that each of their status as a “public shareholder” shall only exist with respect to such public shares;
•	“Sponsor” are to GEEX Sponsor, LLC, a Delaware limited liability company;
•	“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination; and
•	“we,” “us,” “our,” “the Company” or “our Company” are to Games & Esports Experience Acquisition Corp., a Cayman Islands exempted company.

iii

PART I

Item 1. Business.

Our Company

Games & Esports Experience Acquisition Corp. is a blank check company incorporated as a Cayman Islands exempted company on March 22, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination.

The Company is sponsored by GEEX Sponsor, LLC (the “Sponsor”), an affiliate of Gamers Club, a gaming technology subscription platform and community hub based in Brazil. Concurrently with our initial business combination, the Company currently intends to merge with Gamers Club. The Company cannot provide any assurance that such a merger with Gamers Club will occur at all, or, if it does, it cannot provide any assurance as to the timing or terms thereof. The Company will not, however, complete an initial business combination with only Gamers Club. We intend to pursue business combinations with interactive media companies operating directly within or adjacent to competitive gaming and esports. We may also consider industries with similar user characteristics or demographics including, but not limited to, ecommerce, media, content and other intellectual property, sports & entertainment, and social media, although our efforts in identifying a prospective target business will not be limited to a particular industry.

Our registration statement for our IPO was declared effective on December 1, 2021. On December 7, 2021, we consummated our IPO of 20,000,000 units, which included 2,500,000 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A ordinary shares”) and one-half of one redeemable warrant of the Company (each, a “warrant”), each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share (subject to adjustment). The units were sold at a price of $10.00 per unit, and the IPO generated gross proceeds of $200,000,000.

Simultaneously with the closing of the IPO on December 7, 2021, we consummated a private placement (the “Private Placement”) with our Sponsor of an aggregate of 11,250,000 warrants (the “private placement warrants”) at a price of $1.00 per private placement warrant, generating gross proceeds to the Company of $11,250,000.

Upon the closing of the IPO and the Private Placement, a total of $205.0 million of the net proceeds from the IPO and the Private Placement were placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the Trust Account may only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of our initial business combination and (ii) the distribution of the funds in the Trust Account to the Company’s Shareholders, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations.

On January 21, 2022, we announced that, commencing January 24, 2022, holders of the 20,000,000 units sold in our initial public offering may elect to separately trade the Class A ordinary shares and the public warrants included in the units on the Nasdaq Global Market (“Nasdaq”) under the symbols “GEEX” and “GEEXW,” respectively. Those units not separated continue to trade on Nasdaq under the symbol “GEEXU.”

Our Management Team and Advisors

Our management team and advisors consist of seasoned executives with wide ranging experience from multiple verticals in the competitive gaming and esports industries and from other relevant industries, with proven track records of:

•	Operating high-growth enterprises across the competitive gaming and esports industries;

•	Building out vertically integrated platforms in competitive gaming and esports;

•	Driving immersive best-in-class user experiences through the combination of Follow, Watch, Converse, and Play functionality;

•	Pursuing accretive acquisitions to catalyze growth of a larger enterprise;

•	Strategizing, executing, and reviewing organic growth plans intended to accelerate company growth;

•	Building qualified, cohesive, and productive management teams;

•	Rationalizing non-core operations to realize value and optimize resource management for the benefit of primary business functions;

•	Sourcing, structuring, financing, acquiring, and divesting businesses; and

•	Fostering relationships with sellers, investors, target management teams, and other key industry stakeholders.

The business executives that comprise our management team and advisors are recognized leaders in the sports & entertainment, competitive gaming and esports industries and have experience in acquiring and operating prominent companies in these domains. Our management team is led by Ari Segal, our Chief Executive Officer, Co-Founder and director; and Tomi Kovanen, our Chief Operating Officer, Co-Founder and director; and additional directors Karen Brodkin, Steven A. Cohen and Margaret Whitman. Our advisors include Stephen Kaplan, Chairman of Nalpak Capital LLC; Todd Sitrin, most recently Senior Vice President and Group General Manager for Electronic Arts’ (EA) Competitive Gaming Division; Yuri Uchiyama, Chief Executive Officer and Co-Founder of Gamers Club; and Brandon Snow, Executive Vice President, Managing Director – Commercial for Formula 1, the preeminent international motorsports organization. See Item 10 of this Report for additional information regarding our management team and our advisors.

We plan to capitalize on the ability of our management team to identify, acquire and operate interactive media businesses directly within or adjacent to competitive gaming and esports, as well as on the significant experience, reputation and relationships of our management team, directors, and advisors to complete an initial business combination. In addition, our management team, directors, and advisors, by virtue of their extensive operational and transactional experience and through long-standing industry relationships, have global access to the operating, venture capital and financial sponsor communities, providing a key sourcing portal into a pipeline of potential target acquisition opportunities.

Market Opportunity

We intend to pursue business combinations with interactive media companies operating directly within or adjacent to competitive gaming and esports. We may also consider industries with similar user characteristics or demographics including, but not limited to, ecommerce, media, content and other intellectual property, sports & entertainment, and social media, although our efforts in identifying a prospective target business will not be limited to a particular industry. The competitive gaming and esports market, a large and growing subset of interactive and digital media, has been growing rapidly over the past several years.

Competitive gaming and esports are propelled by strong secular trends and demographic tailwinds that have further accelerated during the COVID-19 pandemic. In 2020, total gaming and esports market revenue was approximately $167 billion and is expected to have a compounded annual growth rate (“CAGR”) of 13% from 2020 to 2024. In 2020, video game revenue grew to approximately $145 billion, a CAGR of approximately 9% from 2016 to 2020, and is expected to grow to approximately $198 billion in 20241. As viewership and engagement continue to gain momentum with more comprehensive, interactive experiences, the esports market, a subsector of the broader video games market, will become increasingly attractive. Today, the esports market represents approximately $1.1 billion in revenue, and is expected to grow to $1.6 billion by 20242, with distinctive opportunity available to those market participants able to integrate esports with other socially oriented experiences to drive engagement. As gaming and esports continue to become more accessible, with the cost of technology decreasing and high-speed internet becoming more widespread globally, we believe the total addressable market is positioned for several decades of incremental, strong growth. Thus, even as a leading market share position is attractive at the market’s current size, the gaming and esports market continues to grow. Total audience, as well as engagement of the full spectrum of casual to more avid gamers as well as competitive gaming and esports fans, have all shown strong, steady growth trends.

Gaming has more than tipped into the mainstream; it is a bona fide mainstay. For its core and existing users, share of time, wallet, mindshare and passion continue to increase. Gaming is neither exclusively active (i.e., games are not merely “played”) nor just passive (i.e., unlike professional traditional sports or film and television, games are not merely watched) - users engage with games. This engagement, and the diversity of engagement opportunities, has unleashed a tidal wave of creativity and entrepreneurialism in and around gaming, highlighted by proliferation in both game development, exemplified by companies such as Roblox, which offers a creative development platform and has attracted seven million developers across 170 countries as of September 30, 2020; and consumption options, often inclusive of multiple media segments simultaneously, exemplified by Fortnite Battle Royal in-game experiences featuring live concerts with music artists such as Travis Scott and Marshmello.

Equally compelling from a market size or market growth potential standpoint is the emergence of gaming as a utility: gaming is, for instance, now used for educational purposes and increasingly seen as a tool to enable socialization (in stark contrast to how it was previously viewed as an antisocial and isolating phenomena), as currency and as the proverbial “water cooler” of the 21st century. The emergence of education technology companies leveraging gaming as a teaching tool, content source, or means of distribution has increased, as exemplified by Duolingo’s interactive language learning solution. So-called “gamification” is increasingly pervasive in education, seen as a way to aid in the engagement of students in the classroom, and aid cognitive development3. Activate Consulting expects most digital activities, including search, social, shopping and live events, to increasingly take place inside games; indeed, gaming may already be the central hub for people’s virtual lives and, increasingly, their real lives4. As live and digital content continue to fuse, gaming continues to evolve towards and converge into traditional media, evidenced by Netflix observation in their 2018 shareholders’ letter: “We compete with (and lose to) Fortnite more than HBO.” In addition, gaming and esports users tend to have attractive demographic and/or income characteristics.

However, despite the industry’s attractive growth profile and user characteristics, few competitive gaming and esports assets have managed to reach the necessary user scale that would allow for attractive operating margins or the development of robust, durable business models. Because the user experience is fragmented, causing users to split time among multiple platforms, sites, and services daily, share of user time and wallet are similarly broadly distributed rather than consolidated. Thus, while in total, monetization per user is strong and growing, monetization per user is often small on a per platform basis, with few if any platforms delivering sufficient scale and value to monetize effectively. In 2020, monetization per user for the gaming and esports market was approximately $58. The high fragmentation of revenue in the industry that tracks the user experience undermines the ability to scale associated expenses - asset and functionality fragmentation leads to replicated costs (e.g., central and administrative costs) unrelated to and not commensurate with improved user experience or product distinctiveness and quality. Collectively, these structural issues create friction and pain points adversely impacting users and lead to higher cost, lower margin, less sticky businesses.

1 “Activate Technology & Media Outlook 2021,” Activate Consulting (2020)

2 “Viewership Engagement Continues To Skyrocket Across Games And Esports…,” Newzoo (2021)

3 “5 Benefits Of Gamification,” Smithsonian Science Education Center

4 “Activate Technology & Media Outlook 2021,” Activate Consulting (2020)

We believe the fragmentation of competitive gaming and esports businesses creates a landscape primed for consolidation. Further, we believe that streamlining user functionality within competitive gaming and bringing esports fans together on a unified platform that improves the user experience for all participants will significantly increase the average annual revenue per user in esports, which has grown to approximately $55 in 2018 from approximately $2 per user in 20146. We believe there is significant, attainable opportunity for increased monetization per user, particularly when compared to the average annual revenue per user of $15 for the NBA or $60 for the National Football League (the “NFL”)7. Material cost and revenue synergies may enable a consolidated platform to improve operating margins and benefit from operating leverage, as costs can either be eliminated entirely or scaled across a broader user base with higher revenue per user characteristics. We believe that gaming and esports businesses that are early to market with adequate liquidity and access to growth capital via public financing may be competitively advantaged during this consolidation period.

We believe there is an opportunity for a large, well-capitalized and diverse company with exposure to and touchpoints throughout competitive gaming and esports to emerge as a clear market leader by demonstrating growth and an ability to reach a broader audience, generate scale and capitalize on synergies to expand revenue and profitability. With infrastructure that unifies diversified competitive gaming and esports assets, a scaled platform can become the foundation for additional business combinations to compete in the ecosystem and to return value to shareholders and industry stakeholders (including, but not limited to, publishers, gamers, fans, and even the otherwise non-engaged parents of gamers and fans) in the long-term.

Further, for a SPAC in particular, we believe that interactive media enterprises within competitive gaming and esports represent an attractive and underexploited market opportunity. First, we believe there is a robust universe of potential target companies, nearly all of which will continue to benefit from the dynamic and attractive secular growth characteristics that have propelled gaming and esports forward as a leading media vertical over the last several years, if not decades. Twenty years ago, gaming was a fairly narrow media vertical serving a casual player base primarily comprised of young adults; today, gaming is larger than the global movie and North American sports industries combined8 and as GenZ reaches adulthood and GenX and Millennials enter middle age and beyond, the age distribution of participants in gaming and esports becomes more diverse and attractive. This is in contrast to many traditional sports in which the average age of fans is increasing without any refreshing of the fan population from younger market entrants. For example, the average age of an NHL fan in 2016 was 49 years old, a one-year increase in average age from one year prior9. Similar trends can be observed in the NFL and MLB, and it is unclear today what might reverse that trend in the coming years. By extension, traditional sport participation amongst children is declining, with 37% of children aged 6 to 12 playing traditional sports in 2017, down from 45% in 200810. At the same time, the fastest growing cohorts in our industry are teens and children, entering the gaming market with high velocity and energy, with up to 91% of people between the ages of 2 and 17 playing video games11. Furthermore, while many traditional sports are experiencing net churn and a reduction in fans across essentially every age cohort, adults are increasingly joining the gaming market. Adults are using gaming as a mechanism through which to socialize or connect with friends and peers as well as their children, phenomena that we believe were accelerated by the recent and ongoing COVID pandemic. A 2020 report released by Global Web Index, for instance, finds that gamers between the ages of 55-64 have grown by 32% over the last three years. Thus, while monetization per user in gaming is expected to increase significantly in the short term, driven in part by players and fans who grew up gaming, have significant discretionary income and make their own purchasing decisions, that anticipated rate of growth is likely to increase even further over the long term as more people consume multiple forms of media within gaming while simultaneously engaging in games in their more traditional, competitive and participatory format.

5 “eSports - The Ecosystem of Professional Competitive Video Gaming and Streaming,” Goldman Sachs (2019)

6 “The Global Games Market: Trends, Market Data and Opportunities,” Newzoo (2015)

7 “eSports - The Ecosystem of Professional Competitive Video Gaming and Streaming,” Goldman Sachs (2019)

8 “Video Games Are A Bigger Industry Than Movies And North American Sports Combined, Thanks To The Pandemic,” Marketwatch (2021)

9 “Esports Doesn’t Need a Virus to Overtake Real Sports,” Financial Times (2020)

10 “New Study Shows Youth Sports Are In Big Trouble,” Good (2017)

11 “91% of Kids are Gamers, Research Says,” CNET (2011)

Acquisition Strategy

The secular trends identified in the “Market Opportunity” section above are accelerating rather than decelerating; thus, our Company, together with our management team’s knowledge and experience with the broader competitive gaming and esports marketplace can target and acquire a business with strong underlying user and organic growth characteristics and guide that business towards more robust growth and better operating margins as the market continues to mature and evolve. Having operated, participated in, and advised businesses in this sector, and having worked with investors and other operators approaching and accessing competitive gaming from other nodes in the broader interactive media and entertainment markets, our diligence of target companies will not be limited by the target’s standalone growth characteristics but will also extend to, for example, how the target’s users and customers, functionality, and current and potential value proposition fit within the environment of the evolving gaming and media industry. In other words, market knowledge and new perspective, combined with capital and liquidity, should enable an already strong company to modify or refine its strategic vision to take advantage of the sizable opportunities in the market today as well as tomorrow.

Our combination of industry experience, know-how, and relationships will allow us to pursue an acquisition strategy with multiple opportunities for value creation for shareholders:

•	Identify a target with strong growth characteristics, including indicia related to active and/or registered users, time spent on platform, and engagement, exposed to the powerful secular growth trends articulated above;

•	Leverage our gaming platform operating experience to unlock untapped organic growth potential within that target — either through expansion to new markets, integration of new and complementary functionality, or by otherwise enhancing the existing value proposition to both existing users or customers (growing monetization per user or time per user on platform) and potential new users and customers;

•	Further enhance or accelerate growth through the potential simultaneous merger of Gamers Club, as described further below under “— Our Acquisition Process and Possible Merger with Gamers Club,” which Immortals Gaming Club (“IGC”) has owned and operated since December 2018. Gamers Club’s potential inclusion is likely to add immediately complementary functionality, publisher relationships and a performance track record, as well as geographic presence in South America and Brazil, where the target may or may not already have an existing presence; and

•	After the initial business combination, pursuing an ongoing, aggressive M&A strategy to identify various additional targets in the very fragmented gaming and esports sector, which are likely ill-suited, ill-equipped, or simply too small to be publicly listed and may be without the scale and functionality to monetize effectively on a standalone basis, but that can offer significant benefits and value to the day-to-day user experience for our broader user base that seeks deeper and wider engagement.

Every aspect of our acquisition and growth strategy is characterized by a common underlying theme: relentless focus on improving the user experience. In many ways, gaming is succeeding in spite of itself: users are bounced from game to game, app to app, device to device, group to group, news source to news source, network to network, username to username, with no cohesive and curated experience facilitating improved navigation in and around gaming as a form of media. It is a credit to competitive gaming and esports’s social, cultural and business relevance that the market has grown as it has despite the user experience being what it is.

We think of optimizing the user experience as an imperative and guiding objective, both within the initial target itself (and any potential subsequently acquired and integrated assets), and across, in, and around competitive and engaged gaming and esports generally. We believe that focusing on the users’ day-to-day consumption and known and unknown, stated and unstated needs and wants, and efficiently packaging and delivering that functionality will allow us to pursue a diversified growth strategy, characterized by organic growth, functionality-based and geographic expansion, the potential integration of Gamers Club, and the pursuit of enhancing and accretive targets through strategic M&A.

Focus on a comprehensive and seamless user experience and solution rather than just a linear product to sale transaction will create a flywheel that, with increasing velocity, streamlines and improves user activity and materially increases time spent by users within the Company’s ecosystem. User experience is therefore the driver of increased share of wallet and lifetime value of users, as well as network effect-driven non-linear, exponential growth.

Further, consolidating previously dispersed and fragmented user functionality into a single point of entry enables, for the first time, the creation of a single identity layer for each user. Frictions that often restrict, limit, or deter deeper engagement or time spent on-platform can be dramatically mitigated through the creation of a secure, single-entry point. This structure will allow for expansion into various incremental verticals of functionality, which could improve the platform’s user experience as described above and making the users even stickier, which should lead to a lower steady-state churn rate.

Fully integrated and at mature scale, key characteristics of an all-in-one platform include four functionality pillars:

•	Follow: read about, or engage with, non-live competitive content related to a game;

•	Watch: watch live or on-demand content, primarily of a game being played, or game play being discussed;

•	Converse: actively engage in dialogue about a game, with friends or other users; and

•	Play: actively participate in game play.

Each of these pillars represents a critical aspect of users’ gaming activity, with an attractive universe of potential target companies to acquire. At Gamers Club, IGC started by primarily delivering “Play” functionality through matchmaking, but established geographic prominence in Brazil by both diversifying within that core functionality pillar through adding leagues and tournaments to compete in, as well as live stream broadcasts of the leagues and tournaments and by expanding to other functionality pillars both organically with fantasy sports and educational content and through M&A with the acquisition of the Draft5 content platform. Through the combination of these tools and experiences, the resulting customer “solution” that Gamers Club delivers is not some additional code or object; rather, it is a robust community. Gamers Club’s users do not use Gamers Club or consume Gamers Club; they are part of Gamers Club.

Our experience in having grown and operated Gamers Club and, in particular, experimented with and deployed each of the functionality pillars both individually and in combination, have helped to provide us with knowledge and perspective about how a user base grows and responds to delivery of broad capabilities within each of the functionality pillars. Our belief is that integrating multiple functionality pillars does not result merely in additional users or customers from each pillar individually (for example, the “Follower” user base (A) is simply added to the “Watch” user base (B), creating total audience of A+B - redundancies); rather, our belief is that network effects drive more than just linear growth as functionality pillars are combined together onto a single platform. We believe this is due to several factors, including but not limited to the user experience, referrals and user promotion, and social activity. Our belief is that additional functionality encourages users to spend additional time on the platform, as users experiment with added functionality, and/or vary their level or degree of engagement with different types of functionality.

Further, we believe that experimentation coincides with users encouraging their friends and colleagues interested in this incremental functionality to join the platform. For example, a user who is initially only playing (not following) may introduce the platform to a friend interested in Follow functionality (not Play), but that may migrate or expand engagement to Play as well once they are introduced to that functionality on the platform. We also believe that both of these hypothetical users (the “Play”—first user and “Follow”—first user) are more likely than not to end up using both “Play” and “Follow” functionality (in part because of their social relationship), as well as others, and to further encourage additional friends and contacts in their respective networks to join the platform. Alternatively, users who already access multiple pillars of functionality from different companies may, if introduced to the platform through any individual functionality pillar, funnel all of their activity onto the one integrated platform that serves all of their competitive gaming and esports needs. As a starting point, each pillar individually has positive and negative attributes which can be enhanced or mitigated as appropriate; however, our belief is that in combination, the complementarity of the pillars together helps to elevate the overall value of the user experience, with powerful network effects as described.

Our willingness to acquire a target whose line of business is within any single pillar or across a combination of pillars enhances the potential target company universe without limiting or constraining our long-term strategy.

We intend to build a central entry point through which competitive gaming and esports users can ultimately access all four key functionality pillars. Our initial business combination may result in a market leading position within a particular pillar, and/or market relevance across multiple pillars. This initial business combination, including the potential merger with Gamers Club (which has relevance across the Follow, Watch, Converse, and Play functionality pillars and a substantial geographic presence in Latin America) will be further augmented by significant investment in organic growth and expansion by expanding to other pillars and/or geographies, as well as through an M&A strategy focusing on acquisitions that similarly improve the user experience or operations of the Company, expand the product offering or geographical footprint, and drive enhanced shareholder value.

We believe that public equity investors will benefit from the introduction of a scaled competitive gaming and esports platform business into the market given the current lack of suitable public market opportunities, which has been driven by the industries’ fragmented nature and lack of standalone scale.

Our initial business combination target selection process will benefit from our management team’s relationships and experience in operating and leading various successful companies in the competitive gaming and esports sectors, as well as our management team’s recent experience in executing a modified version of vertical integration within that sector for Gamers Club in Latin America. We expect to leverage the network of contacts and relationships of our management team, directors and Sponsor, and believe those will be a differentiator in sourcing potential business combination opportunities.

We believe we are uniquely positioned to capitalize on the expected momentum in the competitive gaming and esports industry due to our management team’s distinguished track record of successfully integrating and growing acquired businesses throughout their professional tenure, with acute focus on our core target areas. We believe that the fragmented landscape of competitive gaming and esports companies creates an opportunity for consolidation and value creation for shareholders as gaming becomes more and more ubiquitous in people’s lives as content, sport, activity, and an arena for socialization.

We believe that adoption and growth of the industry, buttressed by a significant and sticky base of monthly active users, will appeal to a broad cohort of investors. Furthermore, we expect that deployment of our strategy will provide considerable upside through combined go-to-market strategies, a unified brand, centralized capabilities, revenue diversification, and financial security through scale, as well as cost savings from centralized back-office functions.

Acquisition Criteria

We will primarily seek to acquire an anchor business where we can leverage our management team’s strategic insight and expertise, experience as operators and acquirers, and its extensive network of industry leaders, all with an eye to drive shareholder returns. We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use the following criteria and guidelines to help evaluate acquisition opportunities, but may decide to enter into an initial business combination with a target business that does not meet them:

•	Market leadership position in one (or more) of the four functionality pillars (Follow, Watch, Converse, and Play);

•	Meaningful presence and/or relevance across multiple functionality pillars (Follow, Watch, Converse, and Play);

•	Large, engaged and/or growing user base directly interested in competitive gaming and esports or with a significant overlap with competitive gaming and esports audience demographics;

•	Complementary strategy, user base, or functionality set with Gamers Club and/or other potential available future bolt-on acquisitions;

•	Strong potential for both organic and M&A driven growth in number of active users, time spent on platform, revenue, and/or earnings;

•	Ability to accelerate growth by leveraging our management team’s experience and network;

•	Need for access to capital to fund aggressive growth plans;

•	Suitability for public listing; and

•	Financial profile that can provide attractive risk-adjusted returns for our shareholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant to that opportunity specifically. Moreover, as indicated in the “- Our Company” section, our analysis in identifying a prospective target business, while guided by the principles detailed above, will not be limited to a particular industry.

In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission (the “SEC”).

Our Acquisition Process and Possible Merger with Gamers Club

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that may encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital planning experience.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such initial business combination or transaction is fair to our Company from a financial point of view. In addition, if we merge with Gamers Club concurrently with or after the completion of our initial business combination, we will obtain a fairness opinion with respect to such merger. We are not required to obtain such an opinion in any other context.

We currently do not have any specific business combination under consideration. Our officers and directors have not individually selected a target business. Our management team is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for our initial business combination.

Concurrently with our initial business combination, we currently intend to combine with Gamers Club. The resulting combined company would inherit our Nasdaq listing and its shares and warrants would be publicly traded. We believe the combination of Gamers Club, us and a target business in the competitive gaming, esports, and adjacent industries, including, but not limited to, ecommerce, media, content and other intellectual property, sports & entertainment, and social media, under our Company’s umbrella will allow the resulting combined company to leverage Gamers Club’s existing technology and platform, suite of relevant and synergistic gaming functionality, team of engineers, powerful brand, large community, and established footprint in an attractive and key geographic market to materially aid long-term value creation opportunities for our investors and serve as a platform for further growth and geographic diversification.

Gamers Club Holdings, LLC is the parent of Gamers Club, LLC and is also among the investors in our Sponsor. Gamers Club is a gaming technology subscription platform and community hub based in Brazil with a substantial presence in Latin America that offers a range of competitive gaming-related functionality, including matchmaking, tournament and league play, editorial and news content, and other services. Founded in 2016, Gamers Club was acquired by Immortals Gaming Club in 2018. During IGC’s ownership, Gamers Club has enjoyed strong organic and M&A-driven growth, expanding from one to six game titles; from one to four countries; and added significant functionality to its original matchmaking capability. Gamers Club is currently the second largest matchmaking platform globally, and the largest in Latin America.

At the time of Gamers Club’s original sale to IGC, Yuri Uchiyama, one of four founders of Gamers Club, remained as Gamers Club’s CEO and joined IGC’s leadership team. Working alongside IGC’s leadership (currently the management of our Company and our Sponsor), Mr. Uchiyama led Gamers Club’s growth and expansion, and helped negotiate strategic partnerships and other integration opportunities with companies such as Microsoft and game publishers including Epic Games, for its Fortnite title, Garena, for its Free Fire title, and Riot Games, for League of Legends and VALORANT; among others, enabling Gamers Club to expand quickly beyond its initial footprint in Valve’s Counter-Strike: Global Offensive. Gamers Club has emerged as a critical lynchpin in the Latin American competitive gaming and esports marketplace, and has become a leader in promoting diversity and inclusion in gaming, such as through its annual Gamers Club Masters Femina tournament.

We have not entered into any letter of intent or definitive agreement with Gamers Club, nor have we agreed to valuation or other key terms and conditions with respect to such a possible combination transaction. As a result, even though we intend to combine with Gamers Club concurrently with the completion of our initial business combination, we cannot provide any assurance that such a merger with Gamers Club will occur at all, or, if it does, we cannot provide any assurance as to the timing or terms thereof. We will not, however, complete an initial business combination with only Gamers Club. In addition, we may not consummate a combination with Gamers Club if the target business with respect to our initial business combination is not within the competitive gaming, esports, or adjacent industries. If we pursue a combination with Gamers Club concurrently with our initial business combination, a committee of our disinterested directors will negotiate the terms and conditions of such merger (including the valuation of Gamers Club) on our behalf. Based on existing equity interests in Gamers Club held by affiliates of Ms. Whitman and Mr. Cohen, we would appoint one or more additional independent directors (including Ms. Brodkin) to serve on such committee of disinterested directors prior to pursuing any initial business combination with Gamers Club. Such committee of disinterested directors would also obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that the proposed merger with Gamers Club is fair to our Company and our shareholders from a financial point of view. Our public shareholders have the same voting and redemption rights with respect to any merger with Gamers Club as are applicable to our initial business combination and described elsewhere in this Report.

Members of our management team, our directors and our advisors will directly or indirectly own our ordinary shares and/or private placement warrants following the IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary and contractual duties to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to their fiduciary duties. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, or contractual obligations, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In addition, our Sponsor, officers, directors and any of their respective affiliates may sponsor or form, or, in the case of individuals, serve as a director or officer of, other blank check companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. Our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of Financial Industry Regulatory Authority, Inc., or FINRA, or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make such independent determination of fair market value, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. As any such opinion, if obtained, would only state that the fair market value meets the 80% of fair market value test, unless such opinion includes material information regarding the valuation of the target or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required by Schedule 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act, any proxy solicitation materials or tender offer documents that we will file with the SEC in connection with our initial business combination will include such opinion.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock of a target and, if applicable, Gamers Club. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of fair market value test. If our initial business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable. If we merge with Gamers Club concurrently with our initial business combination, we will not include the fair market value of Gamers Club for purposes of satisfying the 80% of fair market value test.

In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Financial Position

With funds available for our initial business combination initially in the amount of $205,005,299 assuming no redemptions and after payment of $7,000,000 of deferred underwriting fees we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio.

Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering, the sale of the private placement warrants, our equity, debt or a combination of these or other sources as the consideration to be paid in our initial business combination.

We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We have 15 months from the closing of the initial public offering to complete an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months from the consummation of the initial public offering, we may, but are not obligated to, by resolution of the board of directors if requested by our Sponsor, extend the period of time to consummate an initial business combination two times by an additional three months each time for a total of up to 21 months. In addition, we are entitled to an automatic three-month extension if we have filed a preliminary proxy statement, registration statement or similar filing for an initial business combination during the 15-month period or Paid Extension Period, to complete an initial business combination. In the case of the Paid Extension Period or Automatic Extension Period, public shareholders will not be offered the opportunity to vote on or redeem their shares if we choose to make any such paid extension or in connection with an automatic extension. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement, in order to avail ourselves of the Paid Extension Period to consummate our initial business combination, our Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account for each three-month extension $2,000,000 ($0.10 per Class A ordinary share) on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan to us by our Sponsor or affiliate or designee of our Sponsor. Any such time extension funding loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. Up to $4,025,000 of such time extension funding loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. If we do not complete an initial business combination, we will not repay such loans. In the event that we receive notice from our Sponsor or its affiliates five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. For the avoidance of doubt, no amounts need to be deposited into the Trust Account for the Automatic Extension Period. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such paid extension or an automatic extension. As a result, we may conduct such an extension even though a majority of our public shareholders do not support such an extension and will not be able to redeem their shares in connection therewith.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

Our process of identifying acquisition targets will leverage our management team’s unique industry experiences, proven deal sourcing capabilities and broad and deep network of relationships, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network our directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by us (other than as outlined below) for services rendered prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. In the future, we, upon consultation with the compensation committee of our board of directors, may decide to compensate our executive officers and other employees. Any such payments prior to our initial business combination will be made from funds held outside the Trust Account.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such initial business combination or transaction is fair to our Company from a financial point of view. In addition, if we merge with Gamers Club concurrently with our initial business combination, we will obtain a fairness opinion with respect to such merger. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, and other entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that may encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as well as a review of financial, operation, legal and other information that will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination and merger with Gamers Club, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments.

Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the Company	No
Merger of target into a subsidiary of the Company	No
Merger of the Company with a target	Yes

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of our Class A ordinary shares then outstanding (other than in a public offering);

•	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and other reasons, which include a variety of factors, including, but not limited to:

•	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the Company at a disadvantage in the transaction or result in other additional burdens on the Company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the Company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, executive officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, executive officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Sponsor, initial shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such transactions with respect to our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, initial shareholders, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, initial shareholders, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our Sponsor, executive officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders Upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial business combination, including interest (net of taxes paid or payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.25 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, subject to the provisions of our amended and restated memorandum and articles of association, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if our initial business combination does not close. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our Sponsor with respect to any public shares acquired by them in or after the initial public offering.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. In such case, our initial shareholders have agreed to vote their founder shares and any public shares purchased during or after the initial public offering in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 7,500,001, or 37.5% (assuming all outstanding shares are voted) of the 20,000,000 public shares sold in the initial public offering to be voted in favor of a transaction, in order to have such initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our initial shareholders have entered into agreements with us, pursuant to which they have agreed (i) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination, (ii) to waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (a) that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination, and we instead may search for an alternate business combination.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with our initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection With a Tender Offer or Redemption Rights

In connection with any vote held to approve a proposed business combination, public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case no later than two business days prior to the initially scheduled vote on the proposal to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares.

Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In addition, if we conduct redemptions in connection with a shareholder vote, a public shareholder seeking redemption of its public shares must also submit a written request for redemption to our transfer agent at least two business days prior to the vote in which the name of the beneficial owner of such shares is included.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete our initial business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we have only until the end of the completion window to complete our initial business combination. If we do not complete our initial business combination within the completion window, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

Our initial shareholders have entered into agreements with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial business combination within the completion window. However, if our initial shareholders or management team acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted completion window.

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes paid or payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $987,106 from the proceeds of the initial public offering and the sale of the private placement warrants held outside the Trust Account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with additional cash to pay any tax obligations that we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be $10.25. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.25. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to the Company, and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of the initial public offering will not execute an agreement with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.25 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.25 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.25 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $987,106 from the proceeds of the initial public offering and the sale of the private placement warrants held outside the Trust Account as of December 31, 2021 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.

If we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.25 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (a) that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other special purpose acquisition companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries.

Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Corporate Information

We are a newly organized blank check company incorporated as a Cayman Islands exempted company on March 22, 2021. Our executive offices are located at 7381 La Tijera Blvd. P.O. Box 452118, Los Angeles, California 90045, and our telephone number is (213) 266-7674. Our website address is www.geexcorp.com. Our website and the information contained on, or that can be accessed through, our website is not deemed to be incorporated by reference in, and is not considered part of, this Report.

Human Capital Management; Employees

We currently have two executive officers: Ari Segal, our Chief Executive Officer and Tomi Kovanen, our Chief Operating Officer. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We will register our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and have received, a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

•	We are a newly formed blank check company incorporated as a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us;

•	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination;

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash;

•	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote;

•	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target;

•	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure;

•	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares;

•	The requirement that we consummate an initial business combination within the completion window may give potential target businesses leverage over us in negotiating our initial business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that could produce value for our shareholders;

•	Our search for an initial business combination, and any target business with which we ultimately consummate our initial business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets;

•	If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants;

•	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed;

•	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss;

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

•	You will not be entitled to protections normally afforded to investors of many other blank check companies;

•	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless;

•	If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until at least the end of the completion window, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination;

•	Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination;

•	The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time;

•	Unlike some other similarly structured blank check companies, our Sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination;

•	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders;

•	If we merge with Gamers Club concurrent with our initial business combination, we will become subject to risks affecting Gamers Club’s business;

•	The challenges associated with completing a proposed merger concurrent with our initial business combination may result in increased transaction execution risk, introduce significant delays and/or may preclude us from being able to timely complete an initial business combination within the completion window;

•	If we are successful in consummating a merger with Gamers Club concurrent with our initial business combination, our management may face significant integration challenges, and there can be no assurance that this integration, and the synergies expected to result from that integration, will be achieved as rapidly or to the extent currently anticipated;

•	After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights; and

•	Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our registration statement on Form S-1 (File No. 333-260852) filed in connection with our initial public offering.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own or lease any real estate or other physical properties materially important to our operation. We currently maintain our executive offices at 7381 La Tijera Blvd. P.O. Box 452118, Los Angeles, California 90045. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)            Market Information.

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq Global Market under the symbols “GEEXU,” “GEEX” and “GEEXW,” respectively. Our units commenced public trading on Nasdaq on December 2, 2021, and our Class A ordinary shares and warrants commenced separate public trading on Nasdaq on January 24, 2022.

Each whole warrant entitles the holder to purchase of one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described in our final IPO prospectus filed with the SEC on December 3, 2021. Warrants may only be exercised for a whole number of Class A ordinary shares and will become exercisable 30 days after the completion of our initial business combination. Our warrants expire five years after the completion of our business combination or earlier upon redemption or liquidation as described above in “Item 1. Business.”

(b)            Holders.

As of March 25, 2022, there was approximately one holder of record of our units, one holder of record of our Class A ordinary shares and one holder of record of our warrants.

(c)            Dividends.

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)            Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)            Performance Graph.

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f)            Recent Sales of Unregistered Securities; Use of Proceeds From Registered Offerings.

Unregistered Sales

In April 2021, we issued to our Sponsor an aggregate of 4,312,500 Class B ordinary shares in exchange for a payment of $25,000 from our Sponsor to cover certain expenses on behalf of us, or approximately $0.006 per share. On December 1, 2021, in connection with the increase in the size of the IPO, we effected a share dividend that increased the Class B ordinary shares outstanding to 5,031,250. This resulted in our Sponsor owning 4,856,250 Class B ordinary shares, and our directors and advisors owning an aggregate of 175,000 Class B ordinary shares directly. On December 7, 2021, our Sponsor effected a surrender of 31,250 Class B ordinary shares to us for no consideration.

Our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination; and (ii) subsequent to our initial business combination (x) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (y) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination. Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement of 11,250,000 private placement warrants at a price of $1.00 per private placement warrant to the Sponsor, generating proceeds of approximately $11.25 million.

Each whole private placement warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants to the Sponsor was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete its initial business combination within the completion window, the private placement warrants will expire worthless. The private placement warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of the initial business combination.

These issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On December 7, 2021, we consummated the IPO of 20,000,000 units, inclusive of 2,500,000 units sold to the underwriters upon the election to partially exercise their over-allotment option, at an offering price of $10.00 per unit, generating total gross proceeds of $200,000,000. J.P. Morgan Securities LLC and William Blair & Company, L.L.C. acted as the joint book-running managers of the IPO. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-260852).

The SEC declared the registration statement effective on December 1, 2021. On December 7, 2021, the consummated its IPO of 20,000,000 units, which included 2,500,000 units issued pursuant to the partial exercise of the underwriters’ over-allotment option.

We paid a total of $3,750,000 in underwriting fees (net of 250,000 in underwriter expense reimbursement) related to the IPO. In addition, the underwriters agreed to defer $7,000,000 in underwriting fees until completion of our initial business combination. On December 7, 2021, a total of $205,000,000 ($10.25 per unit), consisting of $196,000,000 of the net proceeds from the sale of the units in the IPO and $9,000,000 of the net proceeds from the sale of the private placement warrants, was deposited into the Trust Account. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account and are available for our initial business combination, assuming no redemptions, after payment of up to $7,000,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination. The proceeds held in the Trust Account will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Report.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this section and elsewhere in this Report regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Please see “Cautionary Note Regarding Forward-Looking Statements” above.

Overview

We are a newly organized, blank check company incorporated as a Cayman Islands exempted company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, which we refer to throughout this Report as our initial business combination, with one or more businesses or entities, which we refer to throughout this Report as a target business. As described further above in Item 1 under the heading “Business — Our Acquisition Process and Possible Merger with Gamers Club,” concurrent with or after the completion of our initial business combination we may also combine with Gamers Club, a gaming technology subscription platform and community hub based in Brazil with continental preeminence in Latin America. We will not, however, complete an initial business combination only with Gamers Club.

We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the Private Placement of the private placement warrants, the proceeds of the sale of our securities in connection with our initial business combination (pursuant any forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

The issuance of additional shares or equity-linked securities in connection with our initial business combination to the owners of the target or other investors:

•	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt securities or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation or prevailing interest rates; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the initial public offering, described below. Subsequent to our initial public offering, we have been focused on identifying a target company for our initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses withing other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the period from March 22, 2021 (inception) through December 31, 2021, we had a net income of $90,460, which was primarily related to a change in fair value of derivative warrant liabilities of $662,500, offering costs allocated to the derivative warrant liabilities of $419,250, and general and administrative expenses of $158,089.

Liquidity and Capital Resources

Our initial liquidity needs were satisfied prior to the completion of the IPO through amounts advanced from our Sponsor, which included a $25,000 payment for issuance of founder shares and proceeds of $450,684 from a promissory note to cover for offering costs and general and administrative expenses. The promissory note was repaid on December 8, 2021.

On December 7, 2021, we consummated the initial public offering of 20,000,000 units at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 11,250,000 private placement warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $11,250,000.

A total of $205,000,000 ($10,25 per unit) was placed in the Trust Account and the remaining net proceeds of $987,106 of cash held outside of the Trust Account is available for working capital purposes. We incurred $11,897,843 in transaction costs, including $3,750,000 of underwriting fees (net of $250,000 in underwriter expense reimbursement to us), $7,000,000 of deferred underwriting fees and $1,147,843 of other costs in connection with our initial public offering and the sale of the private placement warrants.

At December 31, 2021, we had cash and marketable securities held in the Trust Account of $205,005,299.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination, other than funds available from loans from our Sponsor. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds held in the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We expect our primary liquidity requirements during that period to include approximately $400,000 for legal, accounting, due diligence, travel, consulting and other expenses in connection with a search for and consummation of any business combination; $125,000 for legal and accounting fees related to regulatory reporting obligations; $75,000 for Nasdaq continued listing fees; and $350,000 for general working capital that will be used for miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not held in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Registration Rights

The holders of founder shares, private placement warrants, and securities that may be issued upon conversion of working capital loans, if any, are entitled to registration rights pursuant to a registration rights agreement dated as of December 1, 2021. These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $0.1875 per unit, or $3,750,000 in the aggregate (net of $250,000 in underwriter expense reimbursements to us), upon the closing of the initial public offering. In addition, $0.35 per unit, or approximately $7,000,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies, except as described below.

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the IPO and the sale of the private placement warrants should be allocated to the warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

Controls and Procedures

We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

We have not completed an assessment, nor has our independent registered public accounting firm tested our systems, of our internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

•	staffing for financial, accounting and external reporting areas, including segregation of duties;

•	reconciliation of accounts;

•	proper recording of expenses and liabilities in the period to which they relate;

•	evidence of internal review and approval of accounting transactions;

•	documentation of processes, assumptions and conclusions underlying significant estimates; and

•	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expenses in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financial reporting.

Once our management’s report on internal controls is complete, we will retain our independent registered public accounting firm to audit and render an opinion on such report when required by Section 404 of the Sarbanes-Oxley Act. The independent registered public accounting firm may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of our initial public offering and the sale of the private placement warrants held in the Trust Account will be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Related Party Transactions

See Item 13 “Certain Relationships and Related Transactions, and Director Independence” of this Report for information regarding related party transactions.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted would have a material effect on our audited financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 8. Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-35 comprising a portion of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Effective as of March 30, 2022, the Company’s board of directors appointed Karen Brodkin as an additional independent director of the Company and member of the Audit Committee of such board of directors. There are no arrangements or understandings between Ms. Brodkin and any other persons pursuant to which she was selected as a director of the Company, and there are no transactions between Ms. Brodkin and the Company that would require disclosure pursuant to Item 404(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10 Directors, Executive Officer and Corporate Governance.

Our Executive Officers and Directors

As of the date of this Report, our executive officers and directors are as follows:

Name	Age	Position
Ari Segal	39	Chief Executive Officer and Director
Tomi Kovanen	34	Chief Operating Officer and Director
Karen Brodkin	57	Director
Steven A. Cohen	59	Director
Margaret C. Whitman	65	Director

Ari Segal, our Chief Executive Officer, Co-Founder, and Director since our formation, currently serves as Managing Director of Immortals Gaming Club (“IGC”), a position he has held since October 2021. Prior to that, Mr. Segal served as Chief Executive Officer of IGC from December 2018 through September 2021 and President& Chief Operating Officer of IGC from August 2017 through December 2018. Mr. Segal also serves as a director of Gamers Club and IGC. As CEO, Mr. Segal led an aggressive merger and acquisition (“M&A”) strategy, including IGC’s acquisition of the Brazilian gaming technology subscription platform and community hub Gamers Club, as well as the follow-on acquisition of the Draft5 content platform, a popular news and information site for competitive gamers in Brazil. In 2019 and 2020, IGC raised and deployed nearly $80 million in equity financing from investors including Meg Whitman, Anschutz Entertainment Group, the Milken family, Lionsgate, March Capital Partners, Steve Kaplan, and Irongrey, among others. The capital raised by IGC fueled growth initiatives including the expansion of Gamers Club and the acquisitions of assets such as a League of Legends franchise slot owned by Infinite Esports and Entertainment, the first esports industry transaction with an implied value exceeding $100 million according to Bloomberg12. Mr. Segal was also instrumental in the divestiture of the Houston Outlaws Overwatch League franchise to Beasley Media Group (Nasdaq: BBGI) and the divestitures of several other key assets, including a Call of Duty League franchise slot, the OpTic Gaming brand, and Obey Alliance influencer network. Prior to joining IGC in 2017, Mr. Segal worked as Chief Operating Officer of the National Hockey League’s (the “NHL”) Arizona Coyotes, where he led the club to its highest revenue season to date in 2016-2017. Mr. Segal was also Special Assistant to the CEO of the Anaheim Ducks and President of Business Operations for the San Diego Gulls (the Ducks’ American Hockey League (“AHL”) affiliate) when Mr. Segal and the team were awarded the first ever AHL President’s Award for Business Excellence. Previously, Mr. Segal worked as a consultant in McKinsey & Co.’s global sports and gaming practice, in private equity at CCMP Capital Advisors, and in the Financial Sponsors banking group at Lehman Brothers. In 2020, Mr. Segal was named to the Sports Business Journal and Leaders in Sports annual “Forty Under 40” lists. Mr. Segal holds a J.D. and M.B.A. from Stanford University, where he was named an Arjay Miller Scholar and a B.A. with Distinction from the University of Virginia.

We believe Mr. Segal’s significant experience in the gaming, esports and sports and entertainment industries make him well qualified to serve as a director.

Tomi Kovanen, our Chief Operating Officer, Co-Founder and Director since our formation, currently serves as Managing Director of IGC, a position he has held since October 2021. Prior to that, Mr. Kovanen served in various roles at IGC between February 2018 and September 2021, including Chief Operating Officer, Senior Vice President, Finance and Business Development, and Vice President, Business Development/General Manager, CS: GO. Mr. Kovanen has over 15 years of experience in the esports industry across multiple roles and sub- verticals, including direct experience in the core functionality pillars (Follow, Watch, Converse, and Play) as described in “— Acquisition Strategy” below. Mr. Kovanen also serves as a director of Gamers Club. Since joining IGC in 2018, Mr. Kovanen has focused on the execution of the firm’s aggressive M&A strategy, including the acquisition of the Brazilian gaming technology subscription platform and community hub Gamers Club as well as the follow-on acquisition of the Draft5 content platform. Mr. Kovanen was instrumental in additional acquisitions of assets such as a League of Legends franchise slot owned by Infinite Esports and Entertainment, the first esports industry transaction with an implied value exceeding $100 million according to Bloomberg, and the following divestiture of the Houston Outlaws Overwatch League franchise to Beasley Media Group (Nasdaq: BBGI), as well as divestitures of several other key assets including a Call of Duty League franchise slot, OpTic Gaming brand, and Obey Alliance influencer network. Prior to joining IGC in 2018, Mr. Kovanen served in J.P. Morgan’s Healthcare and Technology, Media, and Telecommunications investment banking groups in London from 2015 to 2017, and co-founded ENCE, Finland’s largest esports organization. Mr. Kovanen has written articles on the esports industry that have been published by the Financial Times and ESPN that led to his nomination for Esports Journalist of the Year in 2017 by The Esports Awards. Mr. Kovanen was also a professional esports athlete, competing in over 100 tournaments globally from 2005 through 2012, winning multiple international championships as the captain of Finnish teams and a North American organization. Mr. Kovanen holds a B.S. from the University of Oulu.

12 “Milken-Backed Immortals Makes Esports’ First $100 Million Deal,” Bloomberg (2019)

We believe Mr. Kovanen’s broad operational and transactional experience make him well qualified to serve as a director.

Karen Brodkin, a member of our board of directors since March 30, 2022, is an Executive Vice President of Content Strategy & Development at Endeavor (NYSE: EDR), where she leads business development and strategy for a range of business areas across the Endeavor portfolio, including partnerships with sports leagues, federations, conferences and teams; content licensing; strategy and development; media strategy and consultation; sports naming rights and venue programming, strategy and development; and esports partnerships and events. In addition, Brodkin is the co-head of WME Sports, which encompasses WME’s representation of athletes, broadcasters, coaches and front office personnel. Brodkin currently serves on the Board of EVO, an entity co-owned by Sony Interactive Entertainment and RTS, an Endeavor-backed esports and gaming talent management firm. Before joining Endeavor, Brodkin was Executive Vice President of Business and Legal Affairs at FOX Sports Media Group, overseeing the business and legal affairs team that negotiated professional and collegiate media rights acquisitions with organizations including the NFL, MLB, NBA, NASCAR, NHL, UFC, MLS, Pac-12, Big 10, Big 12, Big East and the ACC, as well as all FOX Sports’ production, programming and talent agreements. Brodkin was part of the team that launched the Big Ten Network in August 2007 and later FOX Sports 1, which launched in August 2013 in over 70 million homes. Brodkin also worked a corporate attorney specializing in labor and employment matters at Paul Hastings Janofsky & Walker, and as an entertainment lawyer. Brodkin is the former Chairperson of the Board of Directors of the Los Angeles Sports Council, serves on the Sports and Entertainment Leadership Council for Los Angeles Children’s Hospital, and is a member of the Board of Directors for the U.S. Soccer Foundation. Brodkin joined the Board of Directors of Hudson Pacific Properties (NYSE: HPP) in January 2021.

We believe that Ms. Brodkin’s expertise in the sports and entertainment industries and public company experience make her well qualified to serve as a director.

Steven A. Cohen, a member of our board of directors since our initial public offering, is Executive Vice President of The Anschutz Corporation, the holding company for the Anschutz family of enterprises, a position he has held since 2001. Mr. Cohen is involved with a number of the operating companies and investments within the Anschutz organization and sits on the board of directors of many of the Anschutz portfolio companies including Anschutz Entertainment Group, for which he has also served as Chief Strategy Officer since 2013. Mr. Cohen also serves as a Managing Director of Anschutz Investment Company, the investment arm of The Anschutz Corporation that is focused on both equity and debt investments in a variety of industries, including communications, media, oil and gas, alternative energy, entertainment, hospitality and lodging, real estate and transportation. Mr. Cohen is Chairman of the Board of Trustees of the Rose Community Foundation, Vice Chairman of the Board of Trustees of Museum of Contemporary Art Denver (MCA Denver), and serves on the Board of Directors of Roundup River Ranch, a member of the Serious Fun Children’s Network, and the Board of Directors of 303 Rugby, a not-for-profit that supports rugby programs for inner-city youth, and is also a member of Colorado Thrives. Mr. Cohen also serves as a director of IGC, and affiliates of Mr. Cohen hold a material equity interest in Gamers Club and our Sponsor. Prior to working at The Anschutz Corporation, Mr. Cohen was a corporate partner at Hogan Lovells, and started his legal career at Skadden in their mergers and acquisitions group. Mr. Cohen holds a B.Sc. (Econ.) from The London School of Economics and Political Science and a J.D. from Boston University School of Law.

We believe Mr. Cohen’s significant operation and senior leadership experience makes him well qualified to serve as a director.

Margaret C. Whitman, a member of our board of directors since our initial public offering, is a business executive, former political candidate, and philanthropist. Based in Colorado, Ms. Whitman currently serves as a member of the board of directors for The Procter & Gamble Company and General Motors. Most recently, Ms. Whitman served as Chief Executive Officer for Quibi in 2020. Prior to joining Quibi, Ms. Whitman served as the Chief Executive Officer for Hewlett Packard Enterprise Company, or HPE, a multinational enterprise information technology company, and as its President and Chief Executive Officer from 2015 to June 2017. From 2014 to 2015, Ms. Whitman served as President, Chief Executive Officer, and Chairman for Hewlett-Packard Company (now known as HP Inc.), the former parent of Hewlett Packard Enterprise Company, and as its President and Chief Executive Officer from 2011 to 2015. Prior to joining HP Inc., Ms. Whitman was the Republican Party’s nominee for the 2010 gubernatorial race in California. From 1998 to 2008, Ms. Whitman served as President and Chief Executive Officer of eBay Inc., an online marketplace and payments company. Ms. Whitman previously served as a member of the board of directors for HP Inc., Hewlett Packard Enterprise Company, Dropbox, Inc. and DXC Technology Company and for a number of other public and private companies. Ms. Whitman currently serves as the National Board Chair for Teach For America. Ms. Whitman also serves as a director of IGC, and affiliates of Ms. Whitman hold a material equity interest in Gamers Club and our Sponsor. Ms. Whitman holds an M.B.A. from Harvard Business School and an A.B. from Princeton University.

We believe Ms. Whitman’s extensive senior leadership experience makes her well qualified to serve as a director.

Our Advisors

As of the date of this Report, our advisors are as follows below. None of our advisors is an officer, director or employee of the Company.

Stephen A. Kaplan, an advisor to the Company, is the Chairman of Nalpak Capital LLC, the family office investment firm he founded in 2016. Mr. Kaplan was a Co-Founder of Oaktree Capital Group LLC, a global alternative investment management firm. He retired from day-to-day activities in 2016 to focus on philanthropy and personal investments with a special emphasis on sports and entertainment. Mr. Kaplan is the Co-Chairman of DC United and serves on the Major League Soccer Board of Governors. He is also an owner of multiple other sports franchises and sports related investments including Swansea City FC in the English Championship. Mr. Kaplan also serves as a Director of IGC. Mr. Kaplan was previously the Co-Chairman of the National Basketball Association’s (the “NBA”) Memphis Grizzlies from 2012 until he sold his interest in 2018. Mr. Kaplan joined Oaktree at its inception in 1995, having previously served as a managing director of Trust Company of the West. Prior to joining TCW in 1993, he was a partner with the law firm of Gibson, Dunn & Crutcher. Mr. Kaplan has served on numerous public and private boards during his career and presently serves on the board of Townsquare Media, Inc. (NYSE: TSQ). In addition, he currently serves on the boards of several nonprofit organizations, including the UCLA Jonsson Comprehensive Cancer Center Foundation, LA 84 Foundation and the New York University School of Law Foundation. Mr. Kaplan holds a B.S. from the State University of New York at Stony Brook and a J.D. from the New York University School of Law.

Brandon Snow, an advisor to the Company, is currently the Executive Vice President, Managing Director - Commercial for Formula 1, the preeminent international motorsports organization. In this capacity, Brandon is responsible for the commercialization of Formula 1's rights across Sponsorship, Esports, and Licensing. Mr. Snow also oversees marketing for Formula 1. Prior to joining Formula 1, Mr. Snow was the Senior Vice President and Global Head of Esports at Activision Blizzard Esports (“ABE”), the competitive gaming arm of the world’s largest video game company, where he oversaw development, operation, and commercialization of a portfolio of esports products. Mr. Snow was ABE’s Chief Revenue Officer of Brand and Media Partnerships, responsible for the commercial operations of Activision and Blizzard Entertainment’s esports programs as well as all of the company’s brand partnerships featuring Game IP from Call of Duty, Overwatch, Hearthstone, World of Warcraft and others. Prior to joining Activision Blizzard, Mr. Snow spent 10 years at the NBA, where his last role was Senior Vice President of Team Marketing and Business Operations (TMBO) and of Global Marketing Partnerships for NBA China. Mr. Snow has extensive sales, marketing and brand-building experience both in the US and internationally from running global and regional businesses for leading brands such as McDonald’s and Volkswagen, and from working in a variety of markets including China and across Europe.

Todd Sitrin, an advisor to the Company, was most recently Senior Vice President and Group General Manager for Electronic Arts’ (“EA”) Competitive Gaming Division, where he led the company’s competitive gaming business, driving both player and spectator engagement across all of EA’s games. Mr. Sitrin previously led the global marketing and product marketing organizations responsible for franchise and brand marketing, communications, analytics, consumer insights, advertising and media for all console, PC, and mobile games at EA from 2012-2015. Prior to this, he was responsible for marketing the EA SPORTS brand and all of EA’s sports franchises as Group Vice President , Global Marketing. Mr. Sitrin has nearly 30 years of experience in the gaming industry and has held various marketing and business development roles at Mattel Interactive, The Learning Company, The 3DO Company, and Broderbund. Mr. Sitrin holds B.S. and M.S. degrees from Stanford University.

Yuri Uchiyama, an advisor to the Company, is Gamers Club’s Chief Executive Officer and Co-Founder, positions he has held since launching Gamers Club in 2016. Mr. Uchiyama also serves as a Director of Gamers Club. Mr. Uchiyama has guided Gamers Club from its inception, having led its early fundraising efforts and its sale to IGC in 2018, and he continues in the role of CEO through present day. Under Mr. Uchiyama’s leadership, Gamers Club has become the second largest matchmaking platform in the world, with a distinctive market position in Latin America. Since IGC’s acquisition, and working alongside Messrs. Segal and Kovanen, Uchiyama led Gamers Club’s growth from operating solely in Brazil to three additional countries (Argentina, Chile and Uruguay), from one game title (Counter-Strike: Global Offensive) to six game titles, established partnerships with publishers such as Epic Games and Riot Games and companies such as Microsoft, and expanded Gamers Club’s content footprint through the acquisition of the Draft5 content platform. Prior to co-founding Gamers Club in 2016, Mr. Uchiyama worked as a Manager of Smyowl, a Brazilian startup focused on mobile game development. Previously, Uchiyama worked as a Coordinator of the Inova Sorocaba/Sorocaba Technology Park, where he helped to create the startup ecosystem of the Sao Paulo suburb. Mr. Uchiyama also worked at Capgemini, providing Business Intelligence consulting to companies in Brazil, the United States, and Poland. Mr. Uchiyama is a frequent contributor to various media sources covering competitive gaming and esports in Brazil and in 2019 the Brazilian Senate Chamber invited Mr. Uchiyama to address an assembly regarding the future of the esports market in Brazil. Mr. Uchiyama holds a B.S. from Fatec Sorocaba.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors (Class I), consisting of Mr. Cohen, will expire at our first annual general meeting. The term of office of the second class of directors(Class II), consisting of Ms. Brodkin and Ms. Whitman, will expire at our second annual general meeting. The term of office of the third class of directors (Class III), consisting of Mr. Segal and Mr. Kovanen, will expire at our third annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices as set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chairmen of the board, chief executive officers, a president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Whitman and Mr. Cohen are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

We have established an audit committee of the board of directors. Mr. Cohen and Ms. Whitman and, effective as of March 30, 2022, Ms. Brodkin serve as members of our audit committee. Mr. Cohen serves as the chairman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that Ms. Whitman and Mr. Cohen each qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The primary purposes of our audit committee are to assist the board’s oversight of:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the qualifications, engagement, compensation, independence and performance of our independent registered public accounting firm;

•	our process relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures; and

•	the performance of our internal audit function.

The audit committee is governed by a charter that complies with Nasdaq rules.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Ms. Whitman and Mr. Cohen, with Mr. Cohen serving as chairman of the compensation committee. Ms. Whitman and Mr. Cohen are independent.

The primary purposes of our compensation committee are to assist the board in overseeing our management compensation policies and practices, including:

•	determining and approving the compensation of our executive officers; and

•	reviewing and approving incentive compensation and equity compensation policies and programs.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

The compensation committee is governed by a charter that complies with Nasdaq rules.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Ms. Whitman and Mr. Cohen. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. A copy of the Code of Ethics is posted on our website and is available without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the Company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the Company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary and contractual duties to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to their fiduciary duties. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, or contractual obligations, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In addition, our Sponsor, officers, directors and any of their respective affiliates may sponsor or form, or, in the case of individuals, serve as a director or officer of, other blank check companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. Our officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors have fiduciary duties or contractual obligations as of the date of this Report:

Individual	Entity	Entity’s Business	Affiliation

Ari Segal	Immortals Gaming Club Gamers Club Holdings, LLC	Gaming and esports Gaming and esports	Managing Director and Director Director
Tomi Kovanen	Immortals Gaming Club Gamers Club Holdings, LLC	Gaming and esports Gaming and esports	Managing Director Director
Karen Brodkin	Endeavor Group Holdings, Inc.	Sports and entertainment	Executive Vice President
	Hudson Pacific Properties	Real estate investment trust	Director
Steven A. Cohen	The Anschutz Corporation Anschutz Entertainment Group Immortals Gaming Club	Holding company Sports and live entertainment Gaming and esports	Executive Vice President Chief Strategy Officer Director
Margaret C. Whitman	The Procter & Gamble Company General Motors Company Immortals Gaming Club	Consumer products Automotive manufacturing Gaming and esports	Director Director Director

Potential investors should also be aware of the following other potential conflicts of interest:

•	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for our initial business combination and their other businesses. We do not intend to have any full- time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•	Our Sponsor purchased founder shares prior to the date of the IPO and purchased private placement warrants in a transaction that will close simultaneously with the closing of the IPO. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our Sponsor with respect to any public shares acquired by them in or after the IPO. Additionally, our initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination; and (ii) subsequent to our initial business combination (x) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (y) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination (except as described in the section of our final IPO prospectus filed with the SEC on December 3, 2021 entitled “Principal Shareholders — Transfers of Founder Shares and Private Placement Warrants”). The private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors owns ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•	A majority of the funding for our Sponsor’s purchase of the private placement warrants will be provided through at risk capital contributions to our Sponsor by Gamers Club, our directors, our advisors and related investors and business partners. Although the cash invested by our management team in the at risk capital contributions is nominal, our Sponsor has allocated a material portion of both the private placement warrants and founder shares to our Chief Executive Officer and Chief Operating Officer.

•	Affiliates of Ms. Whitman and Mr. Cohen each hold material equity interests in Gamers Club. Based on these equity interests, if we pursue a combination with Gamers Club concurrently with our initial business combination, we would appoint one or more additional independent directors (including Ms. Brodkin) to serve on a committee of disinterested directors prior to pursuing any initial business combination with Gamers Club to negotiate the terms and conditions of such merger (including the valuation of Gamers Club) on our behalf.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such initial business combination or transaction is fair to the Company from a financial point of view. In addition, if we merge with Gamers Club concurrently with our initial business combination, we will obtain a fairness opinion with respect to such merger. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the Company any finder’s fee, consulting fee or other compensation (other than as outlined below) for services rendered prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. In the future, we, upon consultation with the compensation committee of our board of directors, may decide to compensate our executive officers and other employees. Any such payments prior to our initial business combination will be made from funds held outside the Trust Account.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor. In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote any shares purchased during or after the IPO, in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We will enter into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

None of our executive officers or directors has received any cash compensation for services rendered to us. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. In the future, we, upon consultation with the compensation committee of our board of directors, may decide to compensate our executive officers and other employees. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may remain directors or negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 25, 2022 with respect to our Class A ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued outstanding ordinary shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

The beneficial ownership percentages set forth in the table below are based on 20,000,000 Class A ordinary shares and 5,000,000 Class B ordinary shares issued and outstanding as of March 25, 2022. In accordance with SEC rules, beneficial ownership includes all shares the shareholder actually owns beneficially or of record, all shares over which the shareholder has or shares voting or dispositive control and all shares the shareholder has the right to acquire within 60 days of March 25, 2022. Except as indicated in the footnotes to the table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares owned beneficially by them.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(2)	Percentage of Outstanding Class A Ordinary Shares	Number of Ordinary Shares Beneficially Owned(2)	Percentage of Outstanding Class B Ordinary Shares
GEEX Sponsor, LLC(3)	--	--	4,825,000	96.5%
Ari Segal(3)	--	--	4,862,917	97.3%
Tomi Kovanen(3)	--	--	4,862,917	97.3%
Karen Brodkin	--	--	--	--
Steven A. Cohen	--	--	37,917	*
Margaret C. Whitman	--	--	37,917	*
All executive officers and directors as a group (five individuals)	--	--	4,976,668	99.5%
These shareholders known to us to beneficially own more than five percent (5%) of our outstanding ordinary shares as of December 31, 2021 are:
Saba Capital Management, L.P.(4)	1,650,295	8.3%
Adage Capital Partners, L.P.(5)	1,350,000	6.8%
Highbridge Capital Management, LLC(6)	1,143,046	5.7%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (7)	1,250,000	6.3%

* Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 7381 La Tijera Blvd. P.O. Box 452118, Los Angeles, California 90045.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder thereof, as described in the section entitled “Description of Securities” in our final IPO prospectus filed with the SEC on December 3, 2021.

(3)	GEEX Sponsor, LLC is the record holder of 4,825,000 shares reported herein. Ari Segal and Tomi Kovanen are the managers of GEEX Sponsor, LLC. As such, each of Ari Segal and Tomi Kovanen may be deemed to have beneficial ownership of the founder shares held directly by GEEX Sponsor, LLC. Each of Ari Segal and Tomi Kovanen disclaims beneficial ownership over any securities owned by our Sponsor in which he does not have any pecuniary interest. A majority of the funding for our Sponsor’s purchase of the private placement warrants will be provided through at risk capital contributions to our Sponsor by Gamers Club, our directors, our advisors and related investors and business partners. Although the cash invested by our management team in the at risk capital contributions is nominal, our Sponsor has allocated a material portion of both the private placement warrants and founder shares to our Chief Executive Officer and Chief Operating Officer.

(4)	This information is based solely on a Schedule 13G/A filed by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (“Boaz”) with the SEC on February 14, 2022. Saba Capital, Saba GP and Boaz deemed to have the shared power to vote or direct the vote of 1,650,295 shares, and the shared power to dispose or direct the disposition of 1,650,295 shares. The address of the business office of each of Saba Capital, Saba GP and Boaz is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)	This information is based solely on a Schedule 13G filed by Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”) with respect to the Class A Ordinary Shares directly owned by it; Adage Capital Partners GP, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACPGP”), as general partner of ACP with respect to the Class A Ordinary Shares directly owned by ACP; Adage Capital Advisors, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACA”), as managing member of ACPGP, general partner of ACP, with respect to the Class A Ordinary Shares directly owned by ACP; Robert Atchinson (“Mr. Atchinson”), as managing member of ACA, managing member of ACPGP, general partner of ACP with respect to the Class A Ordinary Shares directly owned by ACP; and Phillip Gross (“Mr. Gross”), as managing member of ACA, managing member of ACPGP, general partner of ACP with respect to the Class A Ordinary Shares directly owned by ACP with the SEC on December 16, 2021. ACP has the power to dispose of and the power to vote the Class A Ordinary Shares beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Neither ACPGP nor ACA directly own any shares. By reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 (the “Act”), ACPGP and ACA may be deemed to beneficially own the shares owned by ACP. Mr. Atchinson and Mr. Gross, as managing members of ACA, have shared power to vote the 1,350,000 shares beneficially owned by ACP and the shared power to dispose or direct the disposition of 1,350,000 shares. Neither Mr. Atchinson nor Mr. Gross directly own any Class A Ordinary Shares. By reason of the provisions of Rule 13d-3 of the Act, each may be deemed to beneficially own the shares beneficially owned by ACP.

(6)	This information is based solely on a Schedule 13G/A filed by Highbridge Capital Management, LLC (“Highbridge”) with the SEC on February 3, 2022. Highbridge is the investment adviser to certain funds and accounts (the “Highbridge Funds”), with respect to the shares directly held by the Highbridge Funds. Highbridge has shared voting power over 1,140,506 shares and shared dispositive power over 1,140,506 shares. The business address of such holder is 277 Park Avenue, 23rd Floor, New York, N Y 10172.

(7)	This information is based solely on a Schedule 13G filed by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (“Calamos”) with the SEC on February 8, 2022. Calamos has sole voting power over 1,250,000 shares and sole dispositive power over 1,250,000 shares. The business address of such holder is 2020 Calamos Court, Naperville, Illinois, 60563.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In April 2021, we issued to our Sponsor an aggregate of 4,312,500 founder shares in exchange for a payment of $25,000 from our Sponsor to cover certain expenses on behalf of us, or approximately $0.006 per share. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount of cash the Sponsor paid for the founder shares by the number of founder shares issued. In May 2021, our Sponsor transferred an aggregate of 150,000 founder shares to our executive officers who are also directors (32,500 each) and two advisors (10,000 each). On December 1, 2021, in connection with the increase in the size of the IPO, we effected a share dividend of 0.16666667 of a share per outstanding Class B ordinary share, which increased the founder shares outstanding to 5,031,250. This resulted in our Sponsor owning 4,856,250 founder shares, and our directors and advisors owning an aggregate of 175,000 founder shares directly. On December 7, 2021, the Sponsor effected a surrender of 31,250 Class B ordinary shares to the Company for no consideration. The initial shareholders agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (1) one year after the completion of the initial business combination; and (2) subsequent to the initial business combination (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement

Simultaneously with the closing of the IPO, the Company consummated the Private Placement of 11,250,000 Private Placement warrants at a price of $1.00 per private placement warrant to the Sponsor, generating proceeds of approximately $11.25 million.

Each whole private placement warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants to the Sponsor was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete its initial business combination within the completion window, the private placement warrants will expire worthless. The private placement warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of the initial business combination.

If we do not complete an initial business combination within the completion window, the proceeds of the sale of the private placement warrants will be used to fund the redemption of our public shares, subject to the requirements of applicable law, and the private placement warrants will expire worthless.

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement, dated as of December 1, 2021, with the Company. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

On April 6, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note. This loan is non-interest bearing, unsecured and due at the earlier of December 31, 2021 and the completion of the Proposed Public Offering. As of April 21, 2021, the Company had borrowed $50,000 under this note.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds held in the Trust Account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans and up to $4,025,000 of loans in connection with a Paid Extension may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the Company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the Company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to BDO USA, LLP (“BDO”), for services rendered.

Audit Fees. Audit fees consist of fees paid for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees billed by BDO for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from March 22, 2021 (inception) through December 31, 2021 totaled $170,716. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay BDO for consultations concerning financial accounting and reporting standards for the period from March 22, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay BDO for tax planning and tax advice for the period from March 22, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay BDO for other services for the period from March 22, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file or incorporate by reference as part of this Report the exhibits listed in the Exhibit Index below. Copies of such material can be obtained on the SEC website at www.sec.gov.

EXHIBIT INDEX

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association, dated December 1, 2021, of the Company (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K (File No. 001-41113), filed with the SEC on December 7, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 1 to the Registration Statement on Form S-1/A (File No. 001-41113), filed with the SEC on November 24, 2021).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 1 to the Registration Statement on Form S-1/A (File No. 001-41113), filed with the SEC on November 24, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company's Amendment No. 1 to the Registration Statement on Form S-1/A (File No. 001-41113), filed with the SEC on November 24, 2021).

4.4	Warrant Agreement, dated December 1, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K (File No. 001-41113), filed with the SEC on December 7, 2021).

4.5*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Letter Agreement, dated December 1, 2021, among the Company and its officers, directors, advisors and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 001-41113), filed with the SEC on December 7, 2021).

10.1	Securities Subscription Agreement, dated as of April 7, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 001-41113), filed with the SEC on November 8, 2021).

10.2	Investment Management Trust Agreement, dated December 1, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K (File No. 001-41113), filed with the SEC on December 7, 2021).

10.3	Registration Rights Agreement, dated December 1, 2021, among the Company, the Sponsor and certain other security holders of the Company (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K (File No. 001-41113), filed with the SEC on December 7, 2021).

10.4	Private Placement Warrants Purchase Agreement, dated December 1, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K (File No. 001-41113), filed with the SEC on December 7, 2021).

10.5	Form of Indemnity Agreement, dated December 1, 2021, between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K (File No. 001-41113), filed with the SEC on December 7, 2021).

14.1	Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on March 24, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 16. Form 10–K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Games & Esports Experience Acquisition Corp.

Los Angeles, CA

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Games & Esports Experience Acquisition Corp. (the “Company”) as of December 31, 2021, the related statement of operations, changes in ordinary shares subject to possible redemption and shareholders' deficit, and cash flows for the period from March 22, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 22, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2021, the Company does not have sufficient cash and working capital to sustain its operations which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

New York, New York

March 31, 2022

PCAOB ID Number 243

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

BALANCE SHEET
December 31, 2021

Assets
Current Assets:
Cash	$987,106
Prepaid expenses	759,210
Total Current Assets	1,746,316
Cash held in Trust Account	205,005,299
Total Assets	$206,751,615
Liabilities, Shares Subject to Redemption and Shareholders’ Deficit:
Current Liabilities:
Accounts payable	$15,716
Accrued expenses	511,532
Total Current Liabilities	527,248
Warrant liability	17,600,000
Deferred underwriting commissions	7,000,000
Total Liabilities	$25,127,248
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value	205,005,299
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	–
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; none issued and outstanding	–
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	-
Accumulated deficit	(23,381,432)
Total Deficit	(23,380,932)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$206,751,615

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the period from March 22, 2021 (inception) through December 31, 2021

General and administrative expenses	$(158,089)
Loss from operations	(158,089)
Other income (expense)
Offering costs allocated to derivative warrant liabilities	(419,250)
Change in fair value of derivative warrant liabilities	662,500
Interest income on securities held in Trust Account	5,299
Total other income	248,549
Net income	90,460
Weighted average ordinary shares outstanding, basic and diluted
Class A – Ordinary shares	1,690,141
Class B – Ordinary shares	4,385,783
Basic and diluted net income (loss) per ordinary share
Class A – Ordinary shares	$3.04
Class B – Ordinary shares	$(1.15)

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

STATEMENT OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

For the period from March 22, 2021 (inception) through December 31, 2021

	Class A Ordinary Shares Subject to Possible Redemption		Ordinary Shares				Additional		Total
			Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—March 22, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to GEEX Sponsor, LLC	—		—	—	5,031,250	503	24,497	—	25,000
Sale of Public Shares, net of $11,478,593 issuance costs	20,000,000	180,721,407	—	—	—	—	—	—	—
Forfeiture of Founder Shares			—	—	(31,250)	(3)	3	—	—
Private placement Warrants – deemed capital contribution	—	—	—	—	—	—	787,500	—	787,500
Accretion of Class A ordinary shares subject to possible redemption amount		24,283,892	—	—	—	—	(812,000)	(23,471,892)	(24,283,892)
Net income	—		—	—	—	—	—	90,460	90,460
Balance—December 31, 2021	20,000,000	$205,005,299	—	$—	5,000,000	$500	$—	$(23,381,432)	$(23,380,932)

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

STATEMENT OF CASH FLOWS
For the period from March 22, 2021 (inception) through December 31, 2021

Cash Flows from Operating Activities:
Net income	$90,460
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Offering costs expensed	419,250
Change in fair value of derivative warrant liabilities	(662,500)
Changes in operating assets and liabilities:
Prepaid expenses	(759,210)
Accounts payable	15,716
Accrued expenses	20,681
Net cash used in operating activities	(875,603)
Investing Activities
Investment of cash in Trust Account	(205,000,000)
Interest reinvested in the Trust Account	(5,299)
Net cash and cash equivalents used in investing activities	(205,005,299)
Financing Activities
Proceeds from sale of ordinary shares to founder	25,000
Proceeds from promissory note – related party	450,684
Repayment of promissory note – related party	(450,684)
Proceeds from Private Placement warrants	11,250,000
Proceeds from sale of Units, net of underwriting discounts paid	196,250,000
Payment of offering costs	(656,992)
Net cash provided by financing activities	206,868,008
Net change in cash	987,106
Cash—beginning of the period	—
Cash—end of the period	$987,106
Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$490,852
Deferred underwriting fees included in offering costs	$7,000,000

Note 1 - Description of Organization, Business Operations and Basis of Presentation

Games & Esports Experience Acquisition Corp (the “Company”) is a blank check company incorporated in the Cayman Islands as an exempted company on March 22, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (any such business combination involving the Company, a “business combination”). The Company may pursue an acquisition opportunity in any industry or geographic region.

The Company has selected December 31 as its fiscal year-end.

As of December 31, 2021 the Company had not commenced operations. All activity for the period from March 22, 2021 (inception) through December 31, 2021 relates to the Company’s formation and initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the IPO.

Sponsor and IPO Financing

The Company’s sponsor is GEEX Sponsor, LLC. The registration statement for the IPO was declared effective on December 1, 2021. On December 7, 2021 the Company consummated its IPO of 20,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3, and the private sale of 11,250,000 warrants (“Private Placement Warrants”) to the Sponsor at a price of $1.00 per warrant in a private placement that closed simultaneously with the IPO. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A ordinary shares”) and one-half of one redeemable warrant of the Company (the “Public Warrants”), with each whole Public Warrant exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating an initial business combination. The underwriters were provided a 45-day option from the date of IPO to purchase up to an additional 2,625,000 Units to cover over-allotments, if any. On December 7, 2021 the underwriters partially exercised their over-allotment option by purchasing 2,500,000 Units.

Transaction costs related to the IPO amounted to $11,897,843 consisting of $3,750,000 of underwriting commissions (net of $250,000 in underwriter expense reimbursements to the Company), $7,000,000 of deferred underwriting commissions, and $1,147,843 of other offering costs. Of the total offering costs from the IPO, $419,250 was expensed and $11,478,593 was charged to reduce the carrying amount of Class A Redeemable shares.

Trust Account

Upon the closing of the IPO and the private placement, $205,000,000 has been placed in the Trust Account.

Following the closing of the IPO on December 7, 2021, an amount of $205,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial business combination; (ii) the redemption of any Class A ordinary shares included in the Units sold in the IPO (the “public shares”) properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of the public shares if the Company is unable to complete its initial business combination within the completion window, subject to applicable law.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all the net proceeds are intended to be applied toward consummating an initial business combination. There is no assurance that the Company will be able to complete an initial business combination successfully. The Company must complete its initial business combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. The Company anticipates structuring the initial business combination so that the post-business combination company in which public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. The Company may, however, structure the initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or Shareholders or for other reasons, but the Company will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended.

Concurrently with an initial business combination the Company currently intends to combine with Gamers Club Holdings, LLC, an affiliate of the Sponsor. Gamers Club is a gaming technology subscription platform and community hub based in Brazil with a substantial presence in Latin America that offers a range of competitive gaming-related functionality, including matchmaking, tournament and league play, editorial and news content, and other services. The Company has not entered into any letter of intent or definitive agreement with Gamers Club, nor agreed to valuation or other key terms and conditions with respect to such a possible combination transaction.

Liquidation

The Company has 15 months from the closing of the IPO to consummate an initial business combination. If the Company anticipates that it may not be able to consummate an initial business combination within 15 months from the consummation of the IPO, the Company may, but is not obligated to, by resolution of its board of directors if requested by the Sponsor, extend the period of time to consummate an initial business combination up to two times by an additional three months each time for a total of up to 21 months (the “Paid Extension Period”). In addition, the Company is entitled to an automatic three-month extension (the “Automatic Extension Period”) if the Company has filed a preliminary proxy statement, registration statement or similar filing for an initial Business combination during the 15-month period or Paid Extension Period, to complete an initial Business combination. In the case of the Paid Extension Period or Automatic Extension Period, public shareholders will not be offered the opportunity to vote on or redeem their shares if the Company chooses to make any such paid extension or in connection with an automatic extension. If the Company is unable to consummate an initial business combination within the 15-month period (or up to 24 months if the period of time to consummate an initial business combination is extended pursuant to the terms of the Company’s amended and restated memorandum and articles of association), the Company will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares.

Going Concern and Liquidity

At December 31, 2021, the Company had $987,106 of cash, and $205,005,299 in cash held in the Trust Account to be used for an initial business combination or to repurchase its public shares in connection therewith, and working capital of approximately $1,219,068.

Over the next 15 months (or up to 24 months if the period of time to consummate an initial business combination is extended pursuant to the terms of the Company’s amended and restated memorandum and articles of association), the Company will be using these funds for paying existing accounts payable, paying the legal, accounting and regulatory costs and expenses of being a public company, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of an initial business combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statement was issued. The financial statement does not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Prior to the consummation of the IPO, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, and a $300,000 in note payable to the Sponsor.

Risk and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the IPO, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

 The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company will elect not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits and receivables from a related party and a vendor. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company had $987,106 of cash as of December 31, 2021.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments approximates the carrying amounts represented in the balance sheet.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institution with which it invests.

Cash Held in Trust Account

As of December 31, 2021, the assets held in the Trust Account were held in cash. At December 31, 2021, the Company had $205,005,299 in cash held in the Trust Account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. The Company incurred offering costs aggregating to $11,897,843 as a result of the IPO, consisting of $3,750,000 of underwriting commissions (net of $250,000 in underwriter expense reimbursements to the Company), $7,000,000 of deferred underwriting commissions, and $1,147,843 of other offering costs.

Deferred Offering Costs

Deferred offering costs consist of legal, underwriting, and accounting expenses incurred through the balance sheet date that were directly related to the IPO. The Company uses a relative fair value method to allocate costs between amounts charged to expense in the Statement of Operations and those that are charged to shareholders’ equity upon the completion of the IPO.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the period from March 22, 2021 (inception) through December 31, 2021.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

The Company accounts for its warrants to purchase Class A ordinary shares as liabilities at fair value on the balance sheet. The warrants will be re-evaluated for the proper accounting treatment at each reporting period and are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the portion of the liability related to the warrants will be reclassified to additional paid-in capital.

Ordinary Shares Subject to Possible Redemption

All of the 20,000,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial business combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional paid-in capital, in accumulated deficit. On December 31, 2021, the Company recorded an accretion charge of $24,283,892.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Net loss for the period from inception to IPO was allocated fully to Class B ordinary shares. Diluted net loss per share attributable to ordinary stockholders adjusts the basic net loss per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income (loss) per ordinary share.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

For the period from
March 22, 2021 (inception) through
December 31, 2021
Net loss from inception to IPO date	$(465,625)
Net income from IPO date to year-end	$556,085
Total income from inception to year-end	90,460
Less: Accretion of Class A redeemable shares to redemption value	(23,471,892)
Net loss including accretion of Class A redeemable shares to redemption value	$(23,381,432)

	For the period from
	March 22, 2021 (inception) through
	December 31, 2021
	Class A Redeemable	Class B
Total number of shares	20,000,000	5,000,000
Ownership percentage	80%	20%

Allocation of net loss – inception to date of initial public offering	-	(465,625)
Allocation of net income – from date of initial public offering to year-end	444,868	111,217
Total income (loss) allocated	$444,868	$(354,408)
Less: Accretion allocation based on ownership percentage	(18,777,514)	(4,694,378)
Plus: accretion applicable to Class A redeemable shares	23,471,892	-
Total income (loss) by Class	$5,139,247	$(5,048,787)

Weighted average shares	1,690,141	4,385,783
Basic and diluted net income (loss) per ordinary share	$3.04	$(1.15)

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Initial Public Offering

On December 7, 2021, the Company sold 20,000,000 Units, at a purchase price of $10.00 per Unit, which included 2,500,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share of the Company and one-half of one redeemable Public Warrant, with each whole Public Warrant exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Following the closing of the IPO on December 7, 2021, $205,000,000 ($10.25 per Unit), consisting of $196,000,000 of the net proceeds from the sale of the Units in the IPO and $9,000,000 of the net proceeds from the sale of the Private Placement Warrants was deposited into the Trust Account. The net proceeds deposited into the Trust Account will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

As of December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table. The accretion of carrying value to redemption value was recognized on December 7, 2021:

Gross Proceeds	$200,000,000
Less:
Proceeds allocated to public warrants	(7,800,000)
Class A shares issuance costs, net	(11,478,593)
Plus:
Accretion of carrying value to redemption value	24,283,892
Contingently redeemable Class A ordinary shares	$205,005,299

Note 4 - Private Placement

On December 7, 2021, simultaneously with the closing of the IPO, the Sponsor purchased from the Company 11,250,000 Private Placement Warrants, at $1.00 per warrant, for a total purchase price of $11,250,000. Each Private Placement Warrant is identical to the Public Warrants, except as provided herein.

The Private Placement Warrants will not be transferable, assignable or salable until 30 days after the consummation of the initial business combination except to permitted transferees and are not redeemable by the Company so long as they are held by the Sponsor or its permitted transferees.

Note 5 - Related Party Transactions

Founder Shares

On April 21, 2021, the Sponsor purchased 4,312,500 Class B ordinary shares, par value $0.0001 per share, of the Company (the “Founder Shares”) for $25,000, or approximately $0.006 per share. On December 1, 2021, in connection with the increase in the size of the IPO, the Company effected a share dividend of 0.16666667 of a share per outstanding Class B ordinary share, which increased the Founder Shares outstanding to 5,031,250. This resulted in the Sponsor owning 4,856,250 Founder Shares, and certain directors and advisors of the Company owning an aggregate of 175,000 Founder Shares. On December 7, 2021, in connection with the partial exercise of the underwriters’ overallotment option, the Sponsor surrendered and forfeited 31,250 Founder Shares for no consideration to the Company, which resulted in the Sponsor owning 4,825,000 Founder Shares and certain directors and advisors of the Company owning an aggregate of $175,000 Founder Shares.

The Company’s initial shareholders, including the Sponsor and the Company’s directors, executive officers and advisors, have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of an initial business combination; and (ii) subsequent to an initial business combination, (x) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (y) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares.

Promissory Note - Related Party

On April 6, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 and the completion of the IPO. As of December 31, 2021, the Company no amounts were outstanding under this note.

Note 6 - Commitments & Contingencies

Underwriting Agreement

On December 7, 2021, the Company paid a cash underwriting discount of $3,750,000 (net of $250,000 in underwriter expense reimbursement to the Company). The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $7,000,000 in the aggregate, upon the completion of the Company’s initial business combination subject to the terms of the underwriting agreement.

Registration Rights

The holders of the Founder Shares and Private Placement Warrants and warrants that may be issued under upon conversion of any working capital loans are entitled to registration rights pursuant to the terms of a registration rights agreement, dated December 1, 2021, with the Company. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial business combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”), to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note 7 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Significant deviations from these estimates and inputs could result in a material change in fair value.

Description	Level	December 31, 2021
Assets:
Investments held in Trust Account	1	$205,005,299
Liabilities:
Private Placement Warrants	3	$9,900,000
Public Warrants	3	$7,700,000

The Public and Private Placement Warrants were accounted for as liabilities in accordance with ASC Topic 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Company used a Monte Carlo simulation model to value the Public and the Private Placement Warrants based on a multipath random event model and future projections of the various potential outcomes and any reset projections based on future financing events. The Public and Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from March 22, 2021 (inception) through December 31, 2021 is summarized as follows:

Level 3 derivative warrant liabilities at March 22, 2021 (inception)	$—
Issuance of Public and Private Warrants	18,262,500
Change in fair value of Public and Private Warrants	(662,500)
Fair Value as of December 31, 2021	$17,600,000

The key inputs into the Monte Carlo simulation model were as follows at initial measurement and December 31, 2021 were as follows:

	Private Placement Warrants	Public Warrants
Risk-free interest rate	1.37%	1.37%
Expected term	6.25 years	6.25 years
Expected volatility of underlying stock	8-15%	8-14.5%
Dividends	0%	0%
Probability of business combination	90%	90%
Redemption feature	Yes	No

Note 8 – Shareholders’ Equity

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On April 21, 2021, the Company issued 4,312,500 Class B ordinary shares to the Sponsor. On December 1, 2021, in connection with the increase in the size of the IPO, the Company effected a share dividend of 0.16666667 of a share per outstanding Class B ordinary share, which increased the Founder Shares outstanding to 5,031,250. This resulted in the Sponsor owning 4,856,250 Founder Shares, and certain directors and advisors of the Company owning an aggregate of 175,000 Founder Shares. On December 7, 2021, in connection with the partial exercise of the underwriters’ overallotment option, the Sponsor surrendered and forfeited 31,250 Founder Shares for no consideration to the Company, which resulted in the Sponsor owning 4,825,000 Founder Shares and certain directors and advisors of the Company owning an aggregate of 175,000 Founder Shares and decreased the total Founder Shares outstanding to 5,000,000.

Prior to the initial business combination, only holders of Class B ordinary shares have the right to vote on the appointment of directors. Holders of the Class A ordinary shares included in the Units are not entitled to vote on the appointment of directors during such time. In addition, prior to the completion of the initial business combination, holders of a majority of the Class B ordinary shares may remove a member of the Company’s board of directors for any reason. These provisions of the Company’s memorandum and articles of association may only be amended by a special resolution passed by at least two-thirds majority of such shareholders as, being entitled to do so, vote in person or by proxy at a general meeting of the Company, which shall include the affirmative vote of a simple majority of the Class B ordinary shares. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial business combination, except as required by law, holders of Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial business combination or earlier at the option of the holders on a one for one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustments. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial business combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares (including Class B ordinary shares) issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination (net of the number of Class A ordinary shares redeemed in connection with the initial business combination), excluding the forward purchase shares and any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any shares issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of working capital loans made to the Company. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Preference Shares - The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preference shares issued or outstanding.

Public Warrants and Private Placement Warrants

Company warrants may only be exercised for a whole number of shares. No fractional Class A ordinary shares will be issued upon exercise of the warrants. The warrants will become exercisable 30 days after the completion of an initial business combination. The warrants will expire five years after the completion of an initial business combination or earlier upon redemption or liquidation.

No Company warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within 60 business days from the consummation of an initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration the Securities Act.

No Company warrants will be exercisable and the Company will not be obligated to issue Class A ordinary shares unless at the time a holder seeks to exercise such warrant, a prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants is current and the Class A ordinary shares have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, the Company has agreed to use its commercially reasonable efforts to meet these conditions and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, the Company cannot guarantee that it will be able to do so and, if the Company does not maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, holders will be unable to exercise their warrants and the Company will not be required to settle any such warrant exercise. If the prospectus relating to the Class A ordinary shares issuable upon the exercise of the warrants is not current or if the Class A ordinary shares are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the Company will not be required to net cash settle or cash settle the warrant exercise, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

•	at any time while the warrants are exercisable;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

•	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share, for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to warrant holders; and

•	if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.10 per warrant:

•	at any time while the warrants are exercisable;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder, provided that warrant holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares determined by reference to an agreed table based on the redemption date and the “Fair Market Value” (as defined in the warrant agreement) of the Class A ordinary shares;

•	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per public share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $10.00 per share;

•	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share, the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above; and

•	if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial business combination on the date of the completion of an initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates an initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants and their component securities will not be transferable, assignable or salable until 30 days after the completion of an initial business combination, subject to certain limited exceptions. Except as described below, the Private Placement Warrants are identical to the Public Warrants included as part of the Units sold in the IPO, except that (i) the Private Placement Warrants are subject to certain transfer restrictions until 30 days following the consummation of the Company’s initial business combination; (ii) so long as they are held by the Sponsor or its permitted transferees, the Private Placement Warrants are not redeemable and may be exercised on a cashless basis, subject to certain limited exceptions; and (iii) the holders thereof are entitled to certain registration rights.

If the initial business combination is not completed within 24 months from the closing of the IPO, the Private Placement Warrants will expire worthless. The Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the initial business combination. The Private Placement Warrants are subject to the transfer restrictions and will not be redeemable so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the Sponsor or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants included in the Units sold in the IPO. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the Units in the IPO.

The Company evaluated the Public Warrants and the Private Placement Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares, among other conditions for equity classification. Pursuant to such evaluation, the Company further evaluated the Public Warrants and the Private Placement Warrants under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, and concluded that neither the Public Warrants nor the Private Placement Warrants meet the criteria to be classified in shareholders’ equity.

Note 9 - Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through the date these financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Games & Esports Experience Acquisition Corp.

Date: March 31, 2022	By:	/s/ Ari Segal
	Name:	Ari Segal
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ari Segal	Chief Executive Officer, Co-Founder and Director	March 31, 2022
Ari Segal	(Principal Executive, Financial and Accounting Officer)

/s/ Tomi Kovanen	Chief Operating Officer, Co-Founder and Director	March 31, 2022
Tomi Kovanen

/s/ Karen Brodkin	Director	March 31, 2022
Karen Brodkin

/s/ Steven A. Cohen	Director	March 31, 2022
Steven A. Cohen

/s/ Margaret C. Whitman	Director	March 31, 2022
Margaret C. Whitman