Form 10-Q
period 2022-03-31
Games & Esports Experience Acquisition Corp.
filed 2022-05-16
CIK 1856774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No☐

As of May 16, 2022, there were 20,000,000 Class A ordinary shares and 5,000,000 Class B ordinary shares of the registrant issued and outstanding.

		Page
PART I		2
Item 1.	Financial Statements	2
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	2
	Unaudited Condensed Statement of Operations for the Three-Month Period Ended March 31, 2022	3
	Unaudited Condensed Statement of Changes of Shareholders’ Deficit and Class A Ordinary Shares Subject to Possible Redemption for the Three-Month Period ended March 31, 2022	4
	Unaudited Condensed Statement of Cash Flows for the Three-Month Period ended March 31, 2022	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24
Item 4.	Controls and Procedures.	24
PART II		26
Item 1.	Legal Proceedings.	26
Item 1A.	Risk Factors.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 3.	Defaults Upon Senior Securities.	27
Item 4.	Mine Safety Disclosures.	27
Item 5.	Other Information.	27
Item 6.	Exhibits.	28

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets:
Cash	$756,536	$987,106
Prepaid expenses	677,630	759,210
Total Current Assets	1,434,166	1,746,316
Investments held in Trust Account	204,956,273	205,005,299
Total Assets	$206,390,439	$206,751,615
Liabilities, Shares Subject to Redemption and Shareholders’ Deficit:
Current Liabilities:
Accounts payable	$26,750	$15,716
Accrued expenses	406,956	511,532
Total Current Liabilities	433,706	527,248
Warrant liability	4,037,500	17,600,000
Deferred underwriting commissions	7,000,000	7,000,000
Total Liabilities	$11,471,206	$25,127,248
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value	204,956,273	205,005,299
Shareholders’ Deficit:
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(10,037,540)	(23,381,432)
Total Shareholders’ Deficit	(10,037,040)	(23,380,932)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$206,390,439	$206,751,615

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

For The
Three-Month
Period Ended
March 31, 2022
General and administrative expenses	$391,504
Loss from operations	(391,504)
Other income (expense)
Change in fair value of derivative warrant liabilities	13,562,500
Unrealized loss on investments held in Trust Account	(49,026)
Total other income	13,513,474
Net income	$13,121,970
Weighted average ordinary shares outstanding, basic and diluted
Class A – Ordinary shares subject to possible redemption	20,000,000
Class B – Ordinary shares	5,000,000
Basic and diluted net income (loss) per ordinary share
Class A – Ordinary shares subject to possible redemption	$0.52
Class B – Ordinary shares	$0.52

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT AND CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

(Unaudited)

	FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2022
	Class A Ordinary Shares Subject to		Ordinary Shares				Additional		Total
	Possible Redemption		Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2022	20,000,000	$205,005,299	—	$—	5,000,000	$500	$—	$(23,381,432)	$(23,380,932)
Adjustment of offering costs on Sale of Public Shares								172,896	172,896
Accretion of Class A ordinary shares subject to possible redemption amount	—	(49,026)	—	—	—	—	—	49,026	49,026
Net income	—	—	—	—	—	—	—	13,121,970	13,121,970
Balance—March 31, 2022	20,000,000	$204,956,273	—	$—	5,000,000	$500	$—	$(10,037,540)	$(10,037,040)

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the Period
Ended
March 31, 2022
Cash Flows from Operating Activities:
Net income	$13,121,970
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Unrealized loss on investments held in Trust Account	49,026
Change in fair value of derivative warrant liabilities	(13,562,500)
Changes in operating assets and liabilities:
Prepaid expenses	81,580
Accounts payable	11,034
Accrued expenses	68,320
Net cash used in operating activities	(230,570)
Net change in cash	(230,570)
Cash—beginning of the period	987,106
Cash—end of the period	$756,536
Supplemental Disclosure of Non-cash Investing and Financing Activities: Accretion of Class A ordinary shares subject to possible redemption	49,026
Reduction of offering costs incurred for the IPO	172,896

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

As of March 31, 2022 the Company had not commenced operations. All activity for the period ended March 31, 2022 relates to the Company’s formation and initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the IPO. The Company did not have any significant activity for the period from March 22, 2021 (inception) through March 31, 2021.

Sponsor and IPO Financing

The Company’s sponsor is GEEX Sponsor, LLC (the “Sponsor”). The registration statement for the IPO was declared effective on December 1, 2021. On December 7, 2021 the Company consummated its IPO of 20,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3, and the private sale of 11,250,000 warrants (“Private Placement Warrants”) to the Sponsor at a price of $1.00 per warrant in a private placement that closed simultaneously with the IPO (the “Private Placement”). Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A ordinary shares”) and one-half of one redeemable warrant of the Company (the “Public Warrants”), with each whole Public Warrant exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating an initial Business Combination. The underwriters were provided a 45-day option from the date of IPO to purchase up to an additional 2,625,000 Units to cover over-allotments, if any. On December 7, 2021 the underwriters partially exercised their over-allotment option by purchasing 2,500,000 Units.

Transaction costs related to the IPO amounted to $11,724,947 consisting of $3,750,000 of underwriting commissions (net of $250,000 in underwriter expense reimbursement to the Company), $7,000,000 of deferred underwriting commissions, and $974,947 of other offering costs. Of the total offering costs from the IPO, $419,250 was expensed and $11,305,697 was charged to shareholders’ equity. During the quarter ended March 31, 2022 the Company reduced accrued expenses related to offering costs associated with the IPO by $172,896 due to a reconciliation of incurred expenses by the underwriters.

Trust Account

Upon the closing of the IPO and the Private Placement, $205,000,000 has been placed in a trust account (the "Trust Account").

Following the closing of the IPO on December 7, 2021, an amount of $205,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any Class A ordinary shares included in the Units sold in the IPO (the “public shares”) properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO (or up to 24 months if the period of time to consummate an initial Business Combination is extended pursuant to the terms of the Company’s amended and restated memorandum and articles of association) (such period, the “completion window”) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (iii) the redemption of the public shares if the Company is unable to complete its initial Business Combination within the completion window, subject to applicable law.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all the net proceeds are intended to be applied toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete its initial Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company anticipates structuring the initial Business Combination so that the post-Business Combination company in which public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. The Company may, however, structure the initial Business Combination such that the post-Business Combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or Shareholders or for other reasons, but the Company will only complete such Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended.

Concurrently with an initial Business Combination the Company currently intends to combine with Gamers Club Holdings, LLC (“Gamers Club”), an affiliate of the Sponsor. Gamers Club is a gaming technology subscription platform and community hub based in Brazil with a substantial presence in Latin America that offers a range of competitive gaming-related functionality, including matchmaking, tournament and league play, editorial and news content, and other services. The Company has not entered into any letter of intent or definitive agreement with Gamers Club, nor agreed to valuation or other key terms and conditions with respect to such a possible combination transaction.

Liquidation

The Company will have 15 months from the closing of the IPO to consummate an initial Business Combination. If the Company anticipates that it may not be able to consummate an initial Business Combination within 15 months from the consummation of this offering, the Company may, but is not obligated to, by resolution of its board of directors if requested by the Sponsor, extend the period of time to consummate an initial Business Combination up to two times by an additional three months each time for a total of up to 21 months (the “Paid Extension Period”). In addition, the Company will be entitled to an automatic three-month extension (the “Automatic Extension Period”) if the Company has filed a preliminary proxy statement, registration statement or similar filing for an initial Business Combination during the 15-month period or Paid Extension Period, to complete an initial Business Combination. In the case of the Paid Extension Period or Automatic Extension Period, public shareholders will not be offered the opportunity to vote on or redeem their shares if the Company chooses to make any such paid extension or in connection with an automatic extension. If the Company is unable to consummate an initial Business Combination within the 15-month period (or up to 24 months if the period of time to consummate an initial Business Combination is extended pursuant to the terms of the Company’s amended and restated memorandum and articles of association), the Company will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares.

Going Concern and Liquidity

At March 31, 2022, the Company had $756,536 of cash, and $204,956,273 in cash held in the Trust Account to be used for an initial Business Combination or to repurchase its public shares in connection therewith, and working capital of approximately $1,000,460.

Over the next 12 months (or up to 21 months if the period of time to consummate an initial Business Combination is extended pursuant to the terms of the Company’s amended and restated memorandum and articles of association), the Company will be using these funds for paying existing accounts payable, paying the legal, accounting and regulatory costs and expenses of being a public company, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (see Note 5).

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of an initial Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements were issued. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in the unaudited condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K, as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ended December 31, 2022 or for any future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits and receivables from a related party and a vendor. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company had $756,536 of cash as of March 31, 2022 and $987,106 as of December 31, 2021.

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

Cash Held in Trust Account

As of March 31, 2022, the assets held in the Trust Account were held in investments. At March 31, 2022, the Company had $204,956,273 in investments held in the Trust Account. As of December 31, 2021, the assets held in the Trust Account were held in cash. At December 31, 2021, the Company had $205,005,299 in cash held in the Trust Account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. The Company incurred offering costs aggregating to $11,724,947 as a result of the IPO, consisting of $3,750,000 of underwriting commissions (net of $250,000 in underwriter expense reimbursements to the Company), $7,000,000 of deferred underwriting commissions, and $974,947 of other offering costs. During the quarter ended March 31, 2022, the Company reduced accrued expenses related to offering costs associated with IPO by $172,896 due to a reconciliation of incurred expenses by the underwriters.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the period from January 1, 2022 through March 31, 2022.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Warrant Liabilities

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional paid-in capital, in accumulated deficit. On March 31, 2022, the Company recorded an accretion charge of $49,026.

Net Income (Loss) Per Ordinary Share

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

For the
Three-Month Period Ended
March 31, 2022
Net income	$13,121,970
Less: Accretion of Class A redeemable shares to redemption value	(49,026)
Net income including accretion of Class A redeemable shares to redemption value	$13,072,944

	For the
	Three-Month Period Ended
	March 31, 2022
	Class A
	Redeemable	Class B
Total number of shares	20,000,000	5,000,000
Ownership percentage	80%	20%

Allocation of net income	$10,458,355	$2,614,589
Total income allocated	$10,458,355	$2,614,589
Less: Accretion allocation based on ownership percentage	(39,221)	(9,805)
Plus: accretion applicable to Class A redeemable shares	49,026	—
Total income (loss) by Class	$10,468,160	$2,604,784

Weighted average shares	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.52	$0.52

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06") to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Following the closing of the IPO on December 7, 2021, $205,000,000 ($10.00 per Unit), consisting of $196,000,000 of the net proceeds from the sale of the Units in the IPO and $9,000,000 of the net proceeds from the sale of the Private Placement Warrants was deposited into the Trust Account. The net proceeds deposited into the Trust Account will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Note 4 - Private Placement

On December 7, 2021, simultaneously with the closing of the IPO, the Sponsor purchased from the Company 11,250,000 Private Placement Warrants, at $1.00 per Private Placement Warrant, for a total purchase price of $11,250,000. Each Private Placement Warrant is identical to the Public Warrants, except as provided herein.

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

Promissory Note - Related Party

On April 6, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 and the completion of the IPO. As of March 31, 2022, the Company no amounts were outstanding under this note.

Working Capital Loan

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Up to $1,500,000 of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

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

Registration Rights

The holders of the Founder Shares and Private Placement Warrants and warrants that may be issued under upon conversion of any working capital loans will be entitled to registration rights pursuant to the terms of a registration rights agreement, dated December 1, 2021, with the Company. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”), to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note 7 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Significant deviations from these estimates and inputs could result in a material change in fair value.

		March 31,		December 31,
Description	Level	2022	Level	2021
Assets:
Investments held in Trust Account	1	$204,956,273	1	$205,005,299
Liabilities:
Private Placement Warrants	2	$2,137,500	3	$9,900,000
Public Warrants	1	$1,900,000	3	$7,700,000

The Public Warrants and Private Placement Warrants were accounted for as liabilities in accordance with ASC Topic 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

For March 31, 2022, the Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market for these securities. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

For December 31, 2021, the Company used a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants based on a multipath random event model and future projections of the various potential outcomes and any reset projections based on future financing events. The Public Warrants and Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period ended March 31, 2022 is summarized as follows:

Level 3 derivative warrant liabilities at January 1, 2022	$17,600,000
Transfers out of Level 3	(17,600,000)
Fair Value as of March 31, 2022	$—

The key inputs into the Monte Carlo simulation model were as follows at initial measurement and December 31, 2021 were as follows:

	Private Placement
	Warrants	Public Warrants
Risk-free interest rate	1.37%	1.37%
Expected term	6.25 years	6.25 years
Expected volatility of underlying stock	3.3-3.9%	3.3-3.9%
Dividends	0%	0%
Probability of Business Combination	90%	90%
Redemption feature	Yes	No

The following table presents the changes in the fair value of derivative warrant liabilities during the quarter ended March 31, 2022:

Derivative warrant liabilities at January 1, 2022	$17,600,000
Change in fair value	(13,562,500)
Fair Value as of March 31, 2022	$4,037,500

Note 8 – Shareholders’ Equity

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On April 21, 2021, the Company issued 4,312,500 Class B ordinary shares to the Sponsor. On December 1, 2021, in connection with the increase in the size of the IPO, the Company effected a share dividend of 0.16666667 of a share per outstanding Class B ordinary share, which increased the Founder Shares outstanding to 5,031,250. This resulted in the Sponsor owning 4,856,250 Founder Shares, and certain directors and advisors of the Company owning an aggregate of 175,000 Founder Shares. On December 7 2021, in connection with the partial exercise of the underwriters’ overallotment option, the Sponsor surrendered and forfeited 31,250 Founder Shares for no consideration to the Company, which resulted in the Sponsor owning 4,825,000 Founder Shares and certain directors and advisors of the Company owning an aggregate of 175,000 Founder Shares and decreased the total Founder Shares outstanding to 5,000,000.

Prior to the initial Business Combination, only holders of Class B ordinary shares will have the right to vote on the appointment of directors. Holders of the Class A ordinary shares included in the Units will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of the initial Business Combination, holders of a majority of the Class B ordinary shares may remove a member of the Company’s board of directors for any reason. These provisions of the Company’s memorandum and articles of association may only be amended by a special resolution passed by at least two-thirds majority of such shareholders as, being entitled to do so, vote in person or by proxy at a general meeting of the Company, which shall include the affirmative vote of a simple majority of the Class B ordinary shares. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

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

Preference Shares - The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, there were no shares of preference shares issued or outstanding.

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

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable;

●	upon not less than 30 days' prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share, for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.10 per warrant:

●	at any time while the warrants are exercisable;
●	upon not less than 30 days' prior written notice of redemption to each warrant holder, provided that warrant holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares determined by reference to an agreed table based on the redemption date and the “Fair Market Value” (as defined in the warrant agreement) of the Class A ordinary shares;
●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per public share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $10.00 per share;
●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share, the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above; and
●	if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the completion of an initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates an initial Business Combination (such price, the "Market Value") is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

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

The Company evaluated the Public Warrants and the Private Placement Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares, among other conditions for equity classification. Pursuant to such evaluation, the Company further evaluated the Public Warrants and the Private Placement Warrants under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, and concluded that neither the Public Warrants nor the Private Placement Warrants meet the criteria to be classified in shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). References in this Quarterly Report to “we,” “us,” “the Company” or “our Company” are to Games & Esports Experience Acquisition Corp., a Cayman Islands exempted company. References to our “management” or our “management team” refer to our executive officers and directors.

Information Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	our being a company with no operating history and no operating revenues;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial Business Combination;
●	our expectations around the performance of the prospective target business;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
●	our potential ability to obtain additional financing to complete our initial Business Combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);
●	the ability of our officers and directors to generate a number of potential Business Combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;

●	our financial performance;
●	our ability to complete a merger with Gamers Club, and risks related to the business of Gamers Club; or
●	the other risks and uncertainties discussed under the heading “Risk Factors” in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our registration statement on Form S-1 (File No. 333-260852) filed in connection with our initial public offering.

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

Overview

We are a newly organized, blank check company incorporated as a Cayman Islands exempted company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, which we refer to throughout this Quarterly Report as our initial Business Combination, with one or more businesses or entities, which we refer to throughout this Quarterly Report as a target business.  The Sponsor, an affiliate of Gamers Club, is a gaming technology subscription platform and community hub based in Brazil. Concurrently with our initial Business Combination, the Company currently intends to merge with Gamers Club. The Company cannot provide any assurance that such a merger with Gamers Club will occur at all, or, if it does, it cannot provide any assurance as to the timing or terms thereof. The Company will not, however, complete an initial Business Combination with only Gamers Club. We intend to pursue a Business Combination with interactive media companies operating directly within or adjacent to competitive gaming and esports. We may also consider industries with similar user characteristics or demographics including, but not limited to, ecommerce, media, content and other intellectual property, sports & entertainment, and social media, although our efforts in identifying a prospective target business will not be limited to a particular industry.

Our registration statement for our IPO was declared effective on December 1, 2021. On December 7, 2021, we consummated our IPO of 20,000,000 Units, which included 2,500,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share and one-half of one Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share (subject to adjustment). The Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $200,000,000.

Simultaneously with the closing of the IPO on December 7, 2021, we consummated the Private Placement with our Sponsor of an aggregate of 11,250,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $11,250,000.

Upon the closing of the IPO and the Private Placement, a total of $205.0 million of the net proceeds from the IPO and the Private Placement were placed in the Trust Account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the Trust Account may only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 under the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of our initial Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s Shareholders, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations.

On January 21, 2022, we announced that, commencing January 24, 2022, holders of the 20,000,000 Units sold in our IPO may elect to separately trade the Class A ordinary shares and the Public Warrants included in the Units on the Nasdaq Global Market (“Nasdaq”) under the symbols “GEEX” and “GEEXW,” respectively. Those Units not separated continue to trade on Nasdaq under the symbol “GEEXU.”

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

The issuance of additional shares or equity-linked securities in connection with our initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt securities or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation or prevailing interest rates; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO and, subsequent to the completion of our IPO on December 7, 2021, we have been focused on identifying a target company for our initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses withing other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the period from January 1, 2022 through March 31, 2022, we had net income of $13,121,970, which was primarily related to a non-cash change in fair value of derivative warrant liabilities of $13,562,500. Our primary operating expenses during the quarter are related to professional fees incurred being a public company.

Liquidity and Capital Resources

Our initial liquidity needs were satisfied prior to the completion of the IPO through amounts advanced from our Sponsor, which included a $25,000 payment for issuance of founder shares and proceeds of $450,684 from a promissory note to cover for offering costs and general and administrative expenses. The promissory note was repaid on December 8, 2021.

On December 7, 2021, we consummated the IPO of 20,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 11,250,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $11,250,000.

A total of $205,000,000  ($10.25 per Unit) was placed in the Trust Account and the remaining net proceeds of $987,106 of cash held outside of the Trust Account is available for working capital purposes. We incurred $11,724,947 in transaction costs, including $3,750,000 of underwriting fees (net of $250,000 in underwriter expense reimbursement to us), $7,000,000 of deferred underwriting fees and $1,147,843 of other costs in connection with our IPO and the sale of the Private Placement Warrants. During the quarter ended March 31, 2022, the Company reduced accrued expenses related to offering costs associated with the IPO by $172,896 due to a reconciliation of incurred expenses by the underwriters.

At March 31, 2022, we had cash and marketable securities held in the Trust Account of $204,956,273, which is restricted from being available for operating expenses. Our cash available for operating expenses was $756,536 as of March 31, 2022.

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

As of March 31, 2022, we had cash of approximately $756,536 and working capital of approximately $1,000,460. Further, we have begun to, and expect to continue to, incur significant costs in the pursuit of an initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

We expect our primary liquidity requirements during that period to include legal, accounting, due diligence, travel, consulting and other expenses in connection with a search for and consummation of any Business Combination as well as legal and accounting fees related to regulatory reporting obligations. In addition, general working capital will be used for miscellaneous expenses and reserves. In the future, we, upon consultation with the compensation committee of our board of directors, may decide to compensate our executive officers and other employees.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements were issued. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $0.1875 per Unit, or $3,750,000 in the aggregate (net of $250,000 in underwriter expense reimbursements to us), upon the closing of the IPO. In addition, $0.35 per Unit, or approximately $7,000,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial Business Combination, subject to the terms of the underwriting agreement.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as stockholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Warrant Liabilities

We account for the warrants issued in connection with our IPO in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the IPO and the sale of the Private Placement Warrants should be allocated to the warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statement of operations includes a presentation of income (loss) per Class A redeemable ordinary shares and loss per non-redeemable ordinary shares following the two-class method of income per ordinary shares. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable ordinary shares and 20% for the non-redeemable ordinary shares for the period three months ended March 31, 2022, reflective of the respective participation rights.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the rules and forms of the U.S. Securities and Exchange Commission (the “SEC”). Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II

Item 1. Legal Proceedings.

To the knowledge of our management, there is no litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. In addition, escalating tensions between Russia and Ukraine and any continuing military incursion of Russia into Ukraine could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and our ability to consummate our initial Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination.

Changes in applicable laws or regulations, including the SEC’s proposed new rules regarding SPAC transactions (if adopted), or a failure to comply with any applicable laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial Business Combination and may significantly increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following list of exhibits includes exhibits submitted with this Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Games & Esports Experience Acquisition Corp.

Date: May 16, 2022	By:	/s/ Ari Segal
	Name:	Ari Segal
	Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)