Form 10-Q
period 2022-06-30
Games & Esports Experience Acquisition Corp.
filed 2022-08-15
CIK 1856774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No☐

As of August 15, 2022, there were 20,000,000 Class A ordinary shares and 5,000,000 Class B ordinary shares of the registrant issued and outstanding.

		Page
PART I		2
Item 1.	Financial Statements	2
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	2
	Unaudited Condensed Statements of Operations for each of the Three and Six Month Periods Ended June 30, 2022 and 2021	3
	Unaudited Condensed Statements of Changes of Shareholders’ Deficit and Class A Ordinary Shares Subject to Possible Redemption for each of the Periods ended June 30, 2022 and 2021	4
	Unaudited Condensed Statements of Cash Flows for each of the Periods Ended June 30, 2022 and 2021	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25
Item 4.	Controls and Procedures.	25
PART II		26
Item 1.	Legal Proceedings.	26
Item 1A.	Risk Factors.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28
Item 3.	Defaults Upon Senior Securities.	28
Item 4.	Mine Safety Disclosures.	28
Item 5.	Other Information.	28
Item 6.	Exhibits.	29

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets:
Cash	$491,272	$987,106
Prepaid expenses	556,794	759,210
Cash and Investments held in Trust Account	205,114,799	—
Total Current Assets	206,162,865	1,746,316
Cash and Investments held in Trust Account	—	205,005,299
Total Assets	$206,162,865	$206,751,615
Liabilities, Shares Subject to Redemption and Shareholders’ Deficit:
Current Liabilities:
Accounts payable	$—	$15,716
Accrued expenses	314,084	511,532
Warrant liability	1,700,000	—
Deferred underwriting commissions	7,000,000	—
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value	205,114,799	—
Total Current Liabilities	214,128,883	527,248
Warrant liability	—	17,600,000
Deferred underwriting commissions	—	7,000,000
Total Liabilities	$214,128,883	$25,127,248
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value	—	205,005,299
Shareholders’ Deficit:
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(7,966,518)	(23,381,432)
Total Shareholders’ Deficit	(7,966,018)	(23,380,932)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$206,162,865	$206,751,615

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The	For the	For The
	Three-Month	Three-Month	Six-Month	Period from March 22,
	Period Ended	Period Ended	Period Ended	2021 (Inception) -
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
General and administrative expenses	$266,478	$36,333	$657,982	$36,333
Loss from operations	(266,478)	(36,333)	(657,982)	(36,333)
Other income
Change in fair value of derivative warrant liabilities	2,337,500	—	15,900,000	—
Unrealized gain on investments held in trust account	158,526	—	109,500	—
Total other income	2,496,026	—	16,009,500	—
Net income (loss)	$2,229,548	$(36,333)	$15,351,518	$(36,333)
Weighted average ordinary shares outstanding, basic and diluted
Class A – Ordinary shares subject to possible redemption	20,000,000	—	20,000,000	—
Class B – Ordinary shares	5,000,000	3,913,194	5,000,000	3,521,875
Basic and diluted net income (loss) per ordinary share
Class A – Ordinary shares subject to possible redemption	$0.09	$—	$0.62	$—
Class B – Ordinary shares	$0.08	$(0.01)	$0.61	$(0.01)

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT AND CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

(Unaudited)

	FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2022
	Class A Ordinary Shares Subject to		Ordinary Shares				Additional		Total
	Possible Redemption		Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2022	20,000,000	$205,005,299	—	$—	5,000,000	$500	$—	$(23,381,432)	$(23,380,932)
Adjustment of offering costs on Sale of Public Shares								172,896	172,896
Accretion of Class A ordinary shares subject to possible redemption amount	—	(49,026)	—	—	—	—	—	49,026	49,026
Net income	—	—	—	—	—	—	—	13,121,970	13,121,970
Balance—March 31, 2022	20,000,000	$204,956,273	—	$—	5,000,000	$500	$—	$(10,037,540)	$(10,037,040)
Accretion of Class A ordinary shares subject to possible redemption amount	—	158,526	—	—	—	—	—	(158,526)	(158,526)
Net income	—	—	—	—	—	—	—	2,229,548	2,229,548
Balance—June 30, 2022	20,000,000	$205,114,799	—	$—	5,000,000	$500	$—	$(7,966,518)	$(7,966,018)

	FOR THE PERIOD FROM MARCH 22, 2021 (INCEPTION)-JUNE 30, 2021
	Class A Ordinary Shares Subject to			Ordinary Shares				Additional		Total
	Possible Redemption			Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance-March 22, 2021		$		—	$—		$—	$—	$	$
Net income (loss)	—		—	—	—	—	—	—	—	—
Balance-March 31, 2021		$		—	$—		$—	$—	$—	—
Issuance of Class B ordinary shares to GEEX Sponsor, LLC						5,031,250	503	24,497		25,000
Net loss	—		—	—	—	—	—	—	(36,333)	(36,333)
Balance-June 30, 2021		$		—	$—	5,031,250	$503	$24,497	$(36,333)	(11,333)

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	Period from March 22,
	Six-Month	2021
	Period Ended	(Inception)-
	June 30, 2022	June 30, 2021
Cash Flows used in Operating Activities:
Net income (loss)	$15,351,518	$(36,333)
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Unrealized gain on investments held in trust account	(109,500)	—
Change in fair value of derivative warrant liabilities	(15,900,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	202,416	8,165
Accounts payable	(15,716)	—
Accrued expenses	(24,552)	27,480
Net cash used in operating activities	(495,834)	(688)
Cash Flows from Investing Activities:
Redemption of U.S. government treasury obligations	205,103,000	—
Purchase of U.S. government treasury obligations	(205,103,000)	—
Net cash used in investing activities	—	—
Cash Flows from Financing Activities:
Payment of offering costs	—	(62,294)
Proceeds from promissory note – related party	—	74,316
Proceeds from sale of ordinary shares to founder	—	25,000
Net cash from financing activities	—	37,022
Net change in cash	(495,834)	36,334
Cash—beginning of the period	987,106	—
Cash—end of the period	$491,272	$36,334
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$109,500
Reduction of offering costs incurred for the IPO	$172,896	—
Deferred offering costs included in accrued expenses	—	$376,400
Retainers paid by related parties for deferred offering costs as advances of promissory note	—	$50,000
Retainers utilized for deferred offering costs	—	$28,450

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

As of June 30, 2022 the Company had not commenced operations. All activity for the period ended June 30, 2022 relates to the Company’s formation and initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the IPO. The Company did not have any significant activity for the period from March 22, 2021 (inception) through March 31, 2021.

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

Trust Account

Upon the closing of the IPO and the Private Placement, $205,000,000 has been placed in a trust account (the “Trust Account”).

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

Going Concern and Liquidity

At June 30, 2022, the Company had $491,272 of cash, and $205,114,799 in cash held in the Trust Account to be used for an initial Business Combination or to repurchase its public shares in connection therewith and a working capital surplus of $733,982.

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

Prior to the consummation of the IPO, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, and a $300,000 note payable to the Sponsor.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K, as filed with the SEC on March 31, 2022. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the period ended December 31, 2022 or for any future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits and receivables from a related party and a vendor. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company had $491,272 of cash as of June 30, 2022 and $987,106 as of December 31, 2021.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments approximates the carrying amounts represented in the balance sheet.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institution with which it invests. The Company had $491,272 of cash as of June 30, 2022 and $987,106 as of December 31, 2021. There are no cash equivalents as of June 30, 2022 or as of December 31, 2021.

Cash and Investments Held in Trust Account

As of June 30, 2022, the assets held in the Trust Account were $205,114,285 in United States Treasury Bills and $514 in cash. As of December 31, 2021, the assets held in the Trust Account were cash in the amount of $205,005,299.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. The Company incurred offering costs aggregating to $11,724,947 as a result of the IPO, consisting of $3,750,000 of underwriting commissions (net of $250,000 in underwriter expense reimbursements to the Company), $7,000,000 of deferred underwriting commissions, and $974,947 of other offering costs. During the six months ended June 30, 2022, the Company reduced accrued expenses related to offering costs associated with IPO by $172,896 due to a reconciliation of incurred expenses by the underwriters.

Deferred Offering Costs

 Deferred offering costs consist of legal, underwriting, and accounting expenses incurred through the balance sheet date that were directly related to the IPO. The Company uses a relative fair value method to allocate costs between amounts charged to expense in the Statements of Operations and those that are charged to shareholders’ equity upon the completion of the IPO.

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

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the period from January 1, 2022 through June 30, 2022.

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

The Company accounts for its warrants to purchase Class A ordinary shares as liabilities at fair value on the balance sheet. The warrants will be re-evaluated for the proper accounting treatment at each reporting period and are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the portion of the liability related to the warrants will be reclassified to additional paid-in capital.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional paid-in capital, in accumulated deficit. For the quarter ended June 30, 2022, the Company recorded an accretion charge of $158,526.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For The	For the	For The	Period from
	Three-Month Period Ended	Three-Month Period Ended	Six-Month Period Ended	March 22, 2021 (Inception)-
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss)	$2,229,548	$(36,333)	$15,351,518	$(36,333)
Less: Accretion of Class A redeemable shares to redemption value	(158,526)	—	(109,500)	—
Net income excluding accretion of Class A redeemable shares to redemption value	$2,071,022	$(36,333)	$15,242,018	$(36,333)

	For The		For the		For The
	Three-Month		Three-Month		Six-Month		Period from
	Period Ended		Period Ended		Period Ended		March 22, 2021 (Inception)-
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A		Class A		Class A		Class A
	Redeemable	Class B	Redeemable	Class B	Redeemable	Class B	Redeemable	Class B
Total number of shares	20,000,000	5,000,000	—	5,000,000	20,000,000	5,000,000	—	5,000,000
Ownership percentage	80%	20%	—%	100%	80%	20%	—%	100%

Allocation of net income (loss)	$1,783,638	$445,910	$—	$(36,333)	$12,281,214	$3,070,304	$—	$(36,333)
Total income (loss) allocated	$1,783,638	$445,910	$—	$(36,333)	$12,281,214	$3,070,304	$—	$(36,333)
Less: Accretion allocation based on ownership percentage	(126,821)	(31,705)	—	—	(87,600)	(21,900)	—	—
Add: accretion applicable to Class A redeemable shares	158,526	—	—	—	109,500	—	—	—
Total income (loss) by Class	$1,815,343	$414,205	$—	$(36,333)	$12,303,114	$3,048,404	$—	$(36,333)

Weighted average shares	20,000,000	5,000,000	—	3,913,194	20,000,000	5,000,000	—	3,521,875
Basic and diluted net income (loss) per ordinary share	$0.09	$0.08	$—	$(0.01)	$0.62	$0.61	$—	$(0.01)

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Promissory Note - Related Party

On April 6, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 and the completion of the IPO. As of June 30, 2022 and December 31, 2021 there were no amounts outstanding under this note.

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

Note 7 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Significant deviations from these estimates and inputs could result in a material change in fair value.

		June 30,		December 31,
Description	Level	2022	Level	2021
Assets:
Investments held in Trust Account	1	$205,114,799	1	$205,005,299
Liabilities:
Private Placement Warrants	2	$900,000	3	$9,900,000
Public Warrants	1	$800,000	3	$7,700,000

The Public Warrants and Private Placement Warrants were accounted for as liabilities in accordance with ASC Topic 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statements of Operations.

For June 30, 2022, the Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market for these securities. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

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

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period ended June 30, 2022 is summarized as follows:

Level 3 derivative warrant liabilities at January 1, 2022	$17,600,000
Transfers out of Level 3	(17,600,000)
Fair Value as of June 30, 2022	$—

The key inputs into the Monte Carlo simulation model were as follows at initial measurement and December 31, 2021 were as follows:

	Private Placement
	Warrants	Public Warrants
Risk-free interest rate	1.37%	1.37%
Expected term	6.25 years	6.25 years
Expected volatility of underlying stock	8-15%	8-14.5%
Dividends	0%	0%
Probability of Business Combination	90%	90%
Redemption feature	Yes	No

The following table presents the changes in the fair value of derivative warrant liabilities during the quarter ended June 30, 2022:

Derivative warrant liabilities at January 1, 2022	$17,600,000
Change in fair value	(15,900,000)
Fair Value as of June 30, 2022	$1,700,000

Note 8 – Shareholders’ Equity

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022, there were no Class A ordinary shares issued or outstanding.

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

Preference Shares - The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, there were no shares of preference shares issued or outstanding.

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

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share, for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.10 per warrant:

●	at any time while the warrants are exercisable;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder, provided that warrant holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares determined by reference to an agreed table based on the redemption date and the “Fair Market Value” (as defined in the warrant agreement) of the Class A ordinary shares;
●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per public share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $10.00 per share;
●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share, the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above; and
●	if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

Our registration statement for our IPO was declared effective on December 1, 2021. On December 7, 2021, we consummated our IPO of 20,000,000 Units, which included 2,500,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A ordinary shares”) and one-half of one Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share (subject to adjustment). The Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $200,000,000.

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

For the three months ended June 30, 2022, we had net income of $2,229,548, which was primarily related to a non-cash change in fair value of derivative warrant liabilities of $2,337,500. Our primary operating expenses during the quarter were related to professional fees incurred being a public company.

For the six months ended June 30, 2022, we had net income of $15,351,518, which was primarily related to a non-cash change in fair value of derivative warrant liabilities of $15,900,000. Our primary operating expenses during the six-month period were related to professional fees incurred being a public company.

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

During the six months ended June 30, 2022, the Company reduced accrued expenses related to offering costs associated with the IPO by $172,896 due to a reconciliation of incurred expenses by the underwriters

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $205,114,799, which is restricted from being available for operating expenses. Our cash available for operating expenses was $491,272 as of June 30, 2022.

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

As of June 30, 2022, we had cash of $491,272 and a working capital surplus of $733,982. Further we expect to incur significant costs in the pursuit of an initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Warrant Liabilities

We account for the warrants issued in connection with our IPO in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the IPO and the sale of the Private Placement Warrants should be allocated to the warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the Statements of Operations.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The Statements of Operations includes a presentation of income (loss) per Class A redeemable ordinary shares and loss per non-redeemable ordinary shares following the two-class method of income per ordinary shares. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable ordinary shares and 20% for the non-redeemable ordinary shares for the period three months ended June 30, 2022, reflective of the respective participation rights.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the rules and forms of the U.S. Securities and Exchange Commission (the “SEC”). Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on June 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

The current economic downturn may lead to increased difficulty in completing our initial Business Combination.

Our ability to consummate our initial Business Combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

●	falling overall demand for goods and services, leading to reduced profitability;
●	reduced credit availability;
●	higher borrowing costs;
●	reduced liquidity;
●	volatility in credit, equity and foreign exchange markets; and
●	bankruptcies.

These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial Business Combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.

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

Games & Esports Experience Acquisition Corp.

Date: August 15, 2022	By:	/s/ Ari Segal
	Name:	Ari Segal
	Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)