Form 10-Q/A
period 2022-06-30
Games & Esports Experience Acquisition Corp.
filed 2022-11-14
CIK 1856774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

As of November 14, 2022, there were 20,000,000 Class A ordinary shares and 5,000,000 Class B ordinary shares of the registrant issued and outstanding.

EXPLANATORY NOTE

Games & Esports Experience Acquisition Corp (the “Company,” “GEEX,” “we,” “us” or “our”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2022 to amend and restate its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 originally filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2022 (the “Original Quarterly Report”).

In the course of preparing the Original Quarterly Report, the Company classified its Class A ordinary shares subject to possible redemption as a current liability in the Company’s balance sheet as of June 30, 2022 included in the Original Quarterly Report. In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, management re-evaluated the classification of its Class A ordinary shares and determined that due to the Class A ordinary shares’ redemption provisions, they require classification as temporary equity. After further consideration, management re-evaluated the impact of the reclassification of the Class A ordinary shares on the Company’s previously issued financial statements in the Original Quarterly Report. On November 10, 2022, the Audit Committee of the Company’s Board of Directors, after discussion with Company management, concluded that such reclassification was material with respect to the unaudited interim financial statements of the Company included in the Original Quarterly Report and therefore should be restated to report all Class A ordinary shares of the Company as temporary equity and should no longer be relied upon.

As a result, the Company is restating its unaudited interim financial statements as of and for the six-month period ended June 30, 2022 in this Amendment No. 1 to correct the classification error described above.

The restatement does not have any impact on the Company’s cash position or the cash held in the trust account established in connection with the IPO (the “Trust Account”).

After re-evaluation, the Company’s management has concluded that in light of the classification error described above, a material weakness existed in the Company’s internal control over financial reporting during the affected period and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail below in Item 4 of Part I of this Amendment No. 1.

		Page
PART I		2
Item 1.	Financial Statements	2
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	2
	Unaudited Condensed Statements of Operations for each of the Three and Six Month Periods Ended June 30, 2022 and 2021	3
	Unaudited Condensed Statements of Changes of Shareholders’ Deficit and Class A Ordinary Shares Subject to Possible Redemption for each of the Periods ended June 30, 2022 and 2021	4
	Unaudited Condensed Statements of Cash Flows for each of the Periods Ended June 30, 2022 and 2021	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25
Item 4.	Controls and Procedures.	25
PART II		27
Item 1.	Legal Proceedings.	27
Item 1A.	Risk Factors.	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 3.	Defaults Upon Senior Securities.	29
Item 4.	Mine Safety Disclosures.	29
Item 5.	Other Information.	29
Item 6.	Exhibits.	30

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
	(Restated)
Assets
Current Assets:
Cash	$491,272	$987,106
Prepaid expenses	556,794	759,210
Cash and Investments held in Trust Account	205,114,799	—
Total Current Assets	206,162,865	1,746,316
Cash and Investments held in Trust Account	—	205,005,299
Total Assets	$206,162,865	$206,751,615
Liabilities, Shares Subject to Redemption and Shareholders’ Deficit:
Current Liabilities:
Accounts payable	$—	$15,716
Accrued expenses	314,084	511,532
Warrant liability	1,700,000	—
Deferred underwriting commissions	7,000,000	—
Total Current Liabilities	9,014,084	527,248
Warrant liability	—	17,600,000
Deferred underwriting commissions	—	7,000,000
Total Liabilities	$9,014,084	$25,127,248
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value	205,114,799	205,005,299
Shareholders’ Deficit:
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(7,966,518)	(23,381,432)
Total Shareholders’ Deficit	(7,966,018)	(23,380,932)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$206,162,865	$206,751,615

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The	For the	For The
	Three-Month	Three-Month	Six-Month	Period from March 22,
	Period Ended	Period Ended	Period Ended	2021 (Inception) -
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
General and administrative expenses	$266,478	$36,333	$657,982	$36,333
Loss from operations	(266,478)	(36,333)	(657,982)	(36,333)
Other income
Change in fair value of derivative warrant liabilities	2,337,500	—	15,900,000	—
Unrealized gain on investments held in trust account	158,526	—	109,500	—
Total other income	2,496,026	—	16,009,500	—
Net income (loss)	$2,229,548	$(36,333)	$15,351,518	$(36,333)
Weighted average ordinary shares outstanding, basic and diluted
Class A – Ordinary shares subject to possible redemption	20,000,000	—	20,000,000	—
Class B – Ordinary shares	5,000,000	3,913,194	5,000,000	3,521,875
Basic and diluted net income (loss) per ordinary share
Class A – Ordinary shares subject to possible redemption	$0.09	$—	$0.62	$—
Class B – Ordinary shares	$0.08	$(0.01)	$0.61	$(0.01)

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

Sponsor and IPO Financing

The Company’s sponsor is GEEX Sponsor, LLC (the “Sponsor”). The registration statement for the IPO was declared effective on December 1, 2021. On December 7, 2021 the Company consummated its IPO of 20,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 4, and the private sale of 11,250,000 warrants (“Private Placement Warrants”) to the Sponsor at a price of $1.00 per warrant in a private placement that closed simultaneously with the IPO (the “Private Placement”). Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A ordinary shares”) and one-half of one redeemable warrant of the Company (the “Public Warrants”), with each whole Public Warrant exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating an initial Business Combination. The underwriters were provided a 45-day option from the date of IPO to purchase up to an additional 2,625,000 Units to cover over-allotments, if any. On December 7, 2021 the underwriters partially exercised their over-allotment option by purchasing 2,500,000 Units.

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

Over the next 12 months (or up to 21 months if the period of time to consummate an initial Business Combination is extended pursuant to the terms of the Company’s amended and restated memorandum and articles of association), the Company will be using these funds for paying existing accounts payable, paying the legal, accounting and regulatory costs and expenses of being a public company, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (see Note 6).

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

Prior to the consummation of the IPO, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 6) to the Sponsor, and a $300,000 note payable to the Sponsor.

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

Note 2 - Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s unaudited condensed financial statements for the quarter ended June 30, 2022, management determined there was an error in the reported condensed balance sheets. The Class A ordinary shares subject to possible redemption were reported as a current liability, and the Company has determined it should be been reported as temporary equity.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

Unaudited Balance Sheet as of June 30, 2022	As Previously Reported	Adjustment	As Restated
Total Current Liabilities	$214,128,883	$(205,114,799)	$9,014,084
Class A ordinary shares subject to possible redemption	—	$205,114,799	$205,114,799

Note 3 - Summary of Significant Accounting Policies

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. The Company incurred offering costs aggregating to $11,724,947 as a result of the IPO, consisting of $3,750,000 of underwriting commissions (net of $250,000 in underwriter expense reimbursements to the Company), $7,000,000 of deferred underwriting commissions, and $974,947 of other offering costs. During the six months ended June 30, 2022, the Company reduced accrued expenses related to offering costs associated with the IPO by $172,896 due to a correction of an error related to reconciliation of incurred expenses by the IPO underwriters.

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

Note 4 - Initial Public Offering

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

Note 5 - Private Placement

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

Note 6 - Related Party Transactions

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

Note 7 - Commitments & Contingencies

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

Note 8 - Fair Value Measurements

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

Note 9 – Shareholders’ Equity

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q/A (this “Quarterly Report”). References in this Quarterly Report to “we,” “us,” “the Company” or “our Company” are to Games & Esports Experience Acquisition Corp., a Cayman Islands exempted company. References to our “management” or our “management team” refer to our executive officers and directors.

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

Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weakness in our internal control over financial reporting due to the restatements of our June 30, 2022 financial statements regarding the classification of redeemable Class A ordinary shares, as described below. The material weakness was caused by the misapplication of accounting guidance for complex financial instruments with respect to the accounting classification of its Class A ordinary shares. The Company had previously classified the Class A ordinary shares subject to possible redemption as a current liability in the Company’s balance sheet as of June 30, 2022. The Company restated its financial statements to classify all Class A ordinary shares as temporary equity. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Additionally, this material weakness could result in a misstatement of complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99 to its accounting classification of the Class A ordinary shares subject to possible redemption. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2022. See “Note 2-Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q/A. We have taken a number of measures to remediate the material weakness described herein. However, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. The existence of a material weakness in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following list of exhibits includes exhibits submitted with this Quarterly Report on Form 10-Q/A as filed with the Securities and Exchange Commission.

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

Games & Esports Experience Acquisition Corp.

Date: November 14, 2022	By:	/s/ Ari Segal
	Name:	Ari Segal
	Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)