Form 10-Q
period 2022-09-30
Games & Esports Experience Acquisition Corp.
filed 2022-11-14
CIK 1856774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No☐

As of November 14, 2022, there were 20,000,000 Class A ordinary shares and 5,000,000 Class B ordinary shares of the registrant issued and outstanding.

		Page
PART I		2
Item 1.	Financial Statements	2
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	2
	Unaudited Condensed Statements of Operations for each of the Three and Nine Month Periods Ended September 30, 2022 and 2021	3
	Unaudited Condensed Statements of Changes of Shareholders’ Deficit and Class A Ordinary Shares Subject to Possible Redemption for each of the Periods ended September 30, 2022 and 2021	4
	Unaudited Condensed Statements of Cash Flows for each of the Periods Ended September 30, 2022 and 2021	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25
Item 4.	Controls and Procedures.	25
PART II		26
Item 1.	Legal Proceedings.	26
Item 1A.	Risk Factors.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 3.	Defaults Upon Senior Securities.	29
Item 4.	Mine Safety Disclosures.	29
Item 5.	Other Information.	29
Item 6.	Exhibits.	30

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets:
Cash	$375,919	$987,106
Prepaid expenses	449,986	759,210
Cash and Investments held in Trust Account	206,110,429	—
Total Current Assets	206,936,334	1,746,316
Cash and Investments held in Trust Account	—	205,005,299
Total Assets	$206,936,334	$206,751,615
Liabilities, Shares Subject to Redemption and Shareholders’ Deficit:
Current Liabilities:
Accounts payable	$2,685	$15,716
Accrued expenses	297,523	511,532
Warrant liability	1,912,500	—
Deferred underwriting commissions	7,000,000	—
Total Current Liabilities	9,212,708	527,248
Warrant liability	—	17,600,000
Deferred underwriting commissions	—	7,000,000
Total Liabilities	$9,212,708	$25,127,248
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value	206,110,429	205,005,299
Shareholders’ Deficit:
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(8,387,303)	(23,381,432)
Total Shareholders’ Deficit	(8,386,803)	(23,380,932)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	206,936,334	$206,751,615

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The	For the	For The
	Three-Month	Three-Month	Nine-Month	Period from March 22,
	Period Ended	Period Ended	Period Ended	2021 (Inception) -
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
General and administrative expenses	$208,285	$1,656	$866,268	$37,989
Loss from operations	(208,285)	(1,656)	(866,268)	(37,989)
Other income (loss)
Change in fair value of derivative warrant liabilities	(212,500)	—	15,687,500	—
Interest earned on investment held in trust account	607,715	—	717,215	—
Unrealized gain on investments held in trust account	387,915	—	387,915	—
Total other income	783,130	—	16,792,630	—
Net income (loss)	$574,845	$(1,656)	$15,926,362	$(37,989)
Weighted average ordinary shares outstanding, basic and diluted
Class A – Ordinary shares subject to possible redemption	20,000,000	—	20,000,000	—
Class B – Ordinary shares	5,000,000	5,031,250	5,000,000	4,245,117
Basic and diluted net income (loss) per ordinary share
Class A – Ordinary shares subject to possible redemption	$0.03	$—	$0.65	$—
Class B – Ordinary shares	$(0.02)	$—	$0.59	$(0.01)

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT AND CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

(Unaudited)

	FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2022
	Class A Ordinary Shares Subject to		Ordinary Shares				Additional		Total
	Possible Redemption		Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2022	20,000,000	$205,005,299	—	$—	5,000,000	$500	$—	$(23,381,432)	$(23,380,932)
Adjustment of offering costs on Sale of Public Shares								172,896	172,896
Accretion of Class A ordinary shares subject to possible redemption amount	—	(49,026)	—	—	—	—	—	49,026	49,026
Net income	—	—	—	—	—	—	—	13,121,970	13,121,970
Balance—March 31, 2022	20,000,000	$204,956,273	—	$—	5,000,000	$500	$—	$(10,037,540)	$(10,037,040)
Accretion of Class A ordinary shares subject to possible redemption amount	—	158,526	—	—	—	—	—	(158,526)	(158,526)
Net income	—	—	—	—	—	—	—	2,229,548	2,229,548
Balance—June 30, 2022	20,000,000	$205,114,799	—	$—	5,000,000	$500	$—	$(7,966,518)	$(7,966,018)
Accretion of Class A ordinary shares subject to possible redemption amount	—	995,630	—	—	—	—	—	(995,630)	(995,630)
Net loss	—	—	—	—	—	—	—	574,845	574,845
Balance—September 30, 2022	20,000,000	$206,110,429	—	$—	5,000,000	$500	$—	$(8,387,303)	$(8,386,803)

	FOR THE PERIOD FROM MARCH 22, 2021 (INCEPTION)-SEPTEMBER 30, 2021
	Class A Ordinary Shares Subject to		Ordinary Shares				Additional		Total
	Possible Redemption		Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance-March 22, 2021	—	$—	—	$—		$—	$—	$—	$—
Net income (loss)	—	—	—	—	—	—	—	—	—
Balance-March 31, 2021	—	$—	—	$—		$—	$—	$—	—
Issuance of Class B ordinary shares to GEEX Sponsor, LLC	—	—	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	—	—	(36,333)	(36,333)
Balance-June 30, 2021	—	$—	—	$—	5,031,250	$503	$24,497	$(36,333)	(11,333)
Net loss	—	—	—	—	—	—	—	(1,656)	(1,656)
Balance-September 30, 2021	—	$—	—	$—	5,031,250	$503	$24,497	$(37,989)	(12,989)

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	Period from March 22,
	Nine-Month	2021
	Period Ended	(Inception)-
	September 30, 2022	September 30, 2021
Cash Flows used in Operating Activities:
Net income (loss)	$15,926,362	$(37,989)
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Interest earned on investment held in trust account	(717,215)	—
Unrealized gain on investments held in trust account	(387,915)	—
Change in fair value of derivative warrant liabilities	(15,687,500)	—
Changes in operating assets and liabilities:
Prepaid expenses	309,225	8,252
Accounts payable	(13,031)	—
Accrued expenses	(41,113)	28,540
Net cash used in operating activities	(611,187)	(1,197)
Cash Flows from Investing Activities:
Redemption of U.S. government treasury obligations	410,825,011	—
Purchase of U.S. government treasury obligations	(410,825,011)	—
Net cash used in investing activities	—	—
Cash Flows from Financing Activities:
Payment of offering costs	—	(131,793)
Proceeds from advances on related party note payable	—	124,316
Proceeds from sale of ordinary shares to founder	—	25,000
Net cash from financing activities	—	17,523
Net change in cash	(611,187)	16,326
Cash—beginning of the period	987,106	—
Cash—end of the period	$375,919	$16,326
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$1,105,130
Reduction of offering costs incurred for the IPO	$172,896	—
Deferred offering costs included in accrued expenses	—	$375,242
Retainers paid by related parties for deferred offering costs as advances of promissory note	—	$50,000
Retainers utilized for deferred offering costs	—	$28,450

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced operations. All activity for the period ended September 30, 2022 relates to the Company’s formation and initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the IPO.

Sponsor and IPO Financing

The Company’s sponsor is GEEX Sponsor, LLC (the “Sponsor”). The registration statement for the IPO was declared effective on December 1, 2021. On December 7, 2021, the Company consummated its IPO of 20,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3, and the private sale of 11,250,000 warrants (“Private Placement Warrants”) to the Sponsor at a price of $1.00 per warrant in a private placement that closed simultaneously with the IPO (the “Private Placement”). Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A ordinary shares”) and one-half of one redeemable warrant of the Company (the “Public Warrants”), with each whole Public Warrant exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating an initial Business Combination. The underwriters were provided a 45-day option from the date of IPO to purchase up to an additional 2,625,000 Units to cover over-allotments, if any. On December 7, 2021, the underwriters partially exercised their over-allotment option by purchasing 2,500,000 Units.

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

Going Concern and Liquidity

At September 30, 2022, the Company had $375,919 of cash to be utilized for operations, and $206,110,429 in cash held in the Trust Account to be used for an initial Business Combination or to repurchase its public shares in connection therewith and a working capital surplus of $525,697.

Prior to March 7, 2023 (or up to the extension dates of June 7, 2023 or September 7, 2023 if the period of time to consummate an initial Business Combination is extended pursuant to the terms of the Company’s amended and restated memorandum and articles of association), the Company will be using the cash for operations to pay existing accounts payable, paying the legal, accounting and regulatory costs and expenses of being a public company, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (see Note 5).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K, as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ended December 31, 2022 or for any future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits and receivables from a related party and a vendor. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company had $375,919 of cash as of September 30, 2022 and $987,106 as of December 31, 2021.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments approximates the carrying amounts represented in the balance sheet.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institution with which it invests. The Company had $375,919 of cash as of September 30, 2022 and $987,106 as of December 31, 2021. There are no cash equivalents as of September 30, 2022 or December 31, 2021.

Cash and Investments Held in Trust Account

As of September 30, 2022, the assets held in the Trust Account were $206,109,750 in United States Treasury Bills and $680 in cash. As of December 31, 2021, the assets held in the Trust Account were cash in the amount of $205,005,299.

During the nine-months ended September 30, 2022, net cash used in investing activities were $410,825,011, fully offset by the purchase of U.S. government treasury obligations of $410,825,011.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. The Company incurred offering costs aggregating to $11,724,947 as a result of the IPO, consisting of $3,750,000 of underwriting commissions (net of $250,000 in underwriter expense reimbursements to the Company), $7,000,000 of deferred underwriting commissions, and $974,947 of other offering costs. During the nine months ended September 30, 2022, the Company reduced accrued expenses related to offering costs associated with the IPO by $172,896 due to the correction of an immaterial error related to incurred expenses by the underwriters during the current period.

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

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the period from January 1, 2022 through September 30, 2022.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional paid-in capital, in accumulated deficit. For the quarter ended September 30, 2022, the Company recorded an accretion charge of $995,630.

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

	For The	For the	For The	Period from
	Three-Month Period Ended	Three-Month Period Ended	Nine-Month Period Ended	March 22, (Inception)-
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (loss)	$574,845	$(1,656)	$15,926,362	$(37,989)
Less: Accretion of Class A redeemable shares to redemption value	(995,630)	—	(1,105,130)	—
Net income (loss) excluding accretion of Class A redeemable shares to redemption value	$(420,785)	$(1,656)	$14,821,232	$(37,989)

	For The		For The		For The
	Three-Month		Three-Month		Nine-Month		Period from
	Period Ended		Period Ended		Period Ended		March 22, 2021 (Inception)-
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A		Class A		Class A		Class A
	Redeemable	Class B	Redeemable	Class B	Redeemable	Class B	Redeemable	Class B
Total number of shares	20,000,000	5,000,000	—	5,000,000	20,000,000	5,000,000	—
Ownership percentage	80%	20%	—%	100%	80%	20%	—%	100%

Allocation of net income (loss)	$459,876	$114,969	$—	$(1,656)	$12,741,090	$3,185,272	$—	$(37,989)
Total income (loss) allocated	$459,876	$114,969	$—	$(1,656)	$12,741,090	$3,185,272	$—	$(37,989)
Less: Accretion allocation based on ownership percentage	(796,504)	(199,126)	—	—	(884,104)	(221,026)	—	—
Plus: accretion applicable to Class A redeemable shares	995,630	—	—	—	1,105,130	—	—	—
Total income (loss) by Class	$659,002	$(84,157)	$—	$(1,656)	$12,962,116	$2,964,246	$—	$(37,989)

Weighted average shares	20,000,000	5,000,000	—	5,031,250	20,000,000	5,000,000	—	4,245,117
Basic and diluted net income (loss) per ordinary share	$0.03	$(0.02)	$—	$—	$0.65	$0.59	$—	$(0.01)

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2022, with no impact upon adoption.

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

Promissory Note - Related Party

On April 6, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 and the completion of the IPO. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under this note.

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

Note 7 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Significant deviations from these estimates and inputs could result in a material change in fair value.

		September 30,		December 31,
Description	Level	2022	Level	2021
Assets:
Investments held in Trust Account	1	$206,110,429	1	$205,005,299
Liabilities:
Private Placement Warrants	2	$1,012,500	3	$9,900,000
Public Warrants	1	$900,000	3	$7,700,000

The Public Warrants and Private Placement Warrants were accounted for as liabilities in accordance with ASC Topic 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statements of Operations.

For September 30, 2022, the Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market for these securities. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

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

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period ended September 30, 2022 is summarized as follows:

Level 3 derivative warrant liabilities at January 1, 2022	$17,600,000
Transfers out of Level 3	(17,600,000)
Fair Value as of September 30, 2022	$—

The key inputs into the Monte Carlo simulation model were as follows at initial measurement and December 31, 2021 were as follows:

	Private Placement
	Warrants	Public Warrants
Risk-free interest rate	1.37%	1.37%
Expected term	6.25 years	6.25 years
Expected volatility of underlying stock	8-15%	8-14.5%
Dividends	0%	0%
Probability of Business Combination	90%	90%
Redemption feature	Yes	No

The following table presents the changes in the fair value of derivative warrant liabilities during the quarter ended September 30, 2022:

Derivative warrant liabilities at January 1, 2022	$17,600,000
Change in fair value	(15,687,500)
Fair Value as of September 30, 2022	$1,912,500

Note 8 – Shareholders’ Equity

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022, there were no Class A ordinary shares issued or outstanding.

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

Preference Shares - The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, there were no shares of preference shares issued or outstanding.

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

For the three months ended September 30, 2022, we had net income of $574,845 relates to interest earned on investment held in trust account of $607,715, an unrealized gain on investment held in trust account of $387,915 less change in fair value of derivative warrant liabilities of $212,500 and general and administrative expenses of $208,285. Our primary operating expenses during the quarter were related to professional fees incurred being a public company.

For the nine months ended September 30, 2022, we had net income of $15,926,362 relates to interest earned on investment held in trust account of $717,215, an unrealized gain on investment held in trust account of $387,915 less change in fair value of derivative warrant liabilities of $15,687,500 and general and administrative expenses of $866,268. Our primary operating expenses during the nine-month period were related to professional fees incurred being a public company.

Liquidity and Capital Resources

Our initial liquidity needs were satisfied prior to the completion of the IPO through amounts advanced from our Sponsor, which included a $25,000 payment for the issuance of founder shares and proceeds of $450,684 from a promissory note to cover for offering costs and general and administrative expenses. The promissory note was repaid on December 8, 2021.

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

During the nine months ended September 30, 2022, the Company reduced accrued expenses related to offering costs associated with the IPO by $172,896 due to the correction of an immaterial error related to incurred expenses by the underwriters during the current period.

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $206,110,429, which is restricted from being available for operating expenses. Our cash available for operating expenses was $375,919 as of September 30, 2022.

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

As of September 30, 2022, we had cash of $375,919 and a working capital surplus of $525,697. Further we expect to incur significant costs in the pursuit of an initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The Statements of Operations includes a presentation of income (loss) per Class A redeemable ordinary shares and loss per non-redeemable ordinary shares following the two-class method of income per ordinary shares. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable ordinary shares and 20% for the non-redeemable ordinary shares for the period three months ended September 30, 2022, reflective of the respective participation rights.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies for the disclosure of Recent Accounting Pronouncements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the rules and forms of the U.S. Securities and Exchange Commission (the “SEC”). Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective. as of September 30, 2022 due to the material weakness in our internal control over financial reporting due to the restatements of our June 30, 2022 financial statements regarding the classification of redeemable Class A ordinary shares, as described below. The material weakness was caused by the misapplication of accounting guidance for complex financial instruments with respect to the accounting classification of its Class A ordinary shares. The Company had previously classified the Class A ordinary shares subject to possible redemption as a current liability in the Company’s balance sheet as of June 30, 2022.  The Company restated its financial statements to classify all Class A ordinary shares as temporary equity. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We have enhanced and will continue to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Additionally, this material weakness could result in a misstatement of complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis..

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

We have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments (which has since been remediated), including application of ASC 480-10-S99 to its accounting classification of the Class A ordinary shares subject to possible redemption. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2022. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken a number of measures to remediate the material weakness described herein. However, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. The existence of a material weakness in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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