Form 10-K
period 2022-12-31
Games & Esports Experience Acquisition Corp.
filed 2023-03-31
CIK 1856774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s Class A ordinary shares on June 30, 2022, as reported on The Nasdaq Global Market, was $200,600,000 (based on the closing sales price of the registrant’s Class A ordinary shares on June 30, 2022 of $10.03).

As of March 8, 2023, there were 6,360,152 Class A ordinary shares and 5,000,000 Class B ordinary shares of the registrant issued and outstanding.

Documents Incorporated by Reference: None.

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Forward-looking statements in this report may include, for example, statements about:

●	our being a company with no operating history and no operating revenues;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from realized gains on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	our financial performance;
●	our ability to complete a merger with Gamers Club (as defined below), and risks related to the business of Gamers Club; or

●	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this Report and in our registration statement on Form S-1 (File No. 333-260852) filed in connection with our initial public offering.

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

FREQUENTLY USED TERMS

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association;
●	“completion window” are to the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions. The completion window ends 15 months from the closing of our initial public offering, which may, by resolution of our board of directors if requested by our Sponsor, be extended up to nine times by an additional one month each time for a total of 24 months (the “Paid Extension Period”). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement, in order to avail ourselves of the Paid Extension Period to consummate our initial business combination, our Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account on or prior to the date of the applicable deadline for each one-month extension the lesser of (a) an aggregate of $140,000 or (b) $0.05 per public share that remains outstanding and is not redeemed prior to any such one-month extension. Any such payments would be made in the form of a loan to us by our Sponsor or affiliate or designee of our Sponsor. If we exercise all nine paid extension options, the completion window would end 24 months from the closing of the initial public offering;
●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A ordinary shares issued in connection with our initial business combination, including, but not limited to, a private placement of equity or debt;
●	“founder shares” are to shares of our Class B ordinary shares and the shares of our Class A ordinary shares issued upon the conversion thereof at the time of our initial business combination as described herein;
●	“Gamers Club” are to Gamers Club Holdings, LLC, an investor in our Sponsor and the parent of Gamers Club, LLC, a gaming technology subscription platform and community hub based in Brazil;
●	“initial shareholders” are to holders of our founder shares prior to the initial public offering;
●	“IPO” or our “initial public offering” are to the initial public offering of units of Games & Esports Experience Acquisition Corp., which was completed on December 7, 2021;
●	“management” or our “management team” are to our executive officers and directors, and “directors” are to our current directors;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares, collectively;
●	“private placement warrants” are to the warrants issued to our Sponsor in a private placement simultaneously with the closing of the initial public offering and upon conversion of working capital loans or extension funding loans, if any;

●	“public shares” are to shares of our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our Sponsor, officers and directors to the extent our Sponsor, officers or directors purchase public shares, provided that each of their status as a “public shareholder” shall only exist with respect to such public shares;
●	“Sponsor” are to GEEX Sponsor, LLC, a Delaware limited liability company;
●	“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination; and
●	“we,” “us,” “our,” “the Company” or “our Company” are to Games & Esports Experience Acquisition Corp., a Cayman Islands exempted company.

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

On March 6, 2023, we held an extraordinary general meeting of our shareholders, where the shareholders approved a special resolution (the “Extension Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from March 7, 2023 (the “Original Termination Date”) to December 7, 2023 (the “Extended Date”) the date by which, if we had not consummated an initial business combination, the Company must liquidate and dissolve, (ii) allow us, without another shareholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to nine times by an additional one month each time up to the Extended Date, upon five days’ advance notice prior to the applicable deadlines, until December 7, 2023, unless the closing of our initial business combination shall have occurred, and (iii) cancel the automatic three-month extension period in the Company’s amended and restated memorandum and articles of association to which the Company was entitled upon filing a preliminary proxy statement, registration statement or similar filing for an initial business combination during (a) the 15-month period from the consummation of the Company’s initial public offering or (b) any paid extension period, to consummate an initial business combination.

In connection with the vote to approve the Extension Proposal, the holders of 13,639,848 public shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.46 per share, for an aggregate redemption amount of approximately $142.7 million. As such, approximately 68% of the public shares were redeemed and approximately 32% of the public shares remain outstanding. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $66.5 million.

On March 3, 2023, we issued an unsecured promissory note (the “Sponsor Note”) to the Sponsor, which provides for borrowings from time to time of up to an aggregate of $1,000,000 which may be drawn by the Company and used for working capital purposes and/or to finance monthly deposits into the Company’s trust account for each public share that was not redeemed in connection with the extension of the Company’s termination date from March 7, 2023 to December 7, 2023. The Sponsor Note does not bear interest and is repayable in full upon the earlier of the consummation of our initial business combination or the date the Company liquidates the Trust Account established in connection with the IPO upon the failure of the Company to consummate an initial business combination within the requisite time period.

On March 3, 2023, the Company borrowed $350,000 under the Sponsor Note and deposited $140,000 into the Trust Account to fund the initial one-month extension of the Company’s termination date until April 7, 2023.

Our Management Team and Advisors

Our management team and advisors consist of seasoned executives with wide ranging experience from multiple verticals in the competitive gaming and esports industries and from other relevant industries, with proven track records of:

●	Operating high-growth enterprises across the competitive gaming and esports industries;
●	Building out vertically integrated platforms in competitive gaming and esports;
●	Driving immersive best-in-class user experiences through the combination of Follow, Watch, Converse, and Play functionality;
●	Pursuing accretive acquisitions to catalyze growth of a larger enterprise;
●	Strategizing, executing, and reviewing organic growth plans intended to accelerate company growth;
●	Building qualified, cohesive, and productive management teams;
●	Rationalizing non-core operations to realize value and optimize resource management for the benefit of primary business functions;
●	Sourcing, structuring, financing, acquiring, and divesting businesses; and
●	Fostering relationships with sellers, investors, target management teams, and other key industry stakeholders.

The business executives that comprise our management team and advisors are recognized leaders in the sports & entertainment, competitive gaming and esports industries and have experience in acquiring and operating prominent companies in these domains. Our management team is led by Ari Segal, our Chief Executive Officer, Co-Founder and director; and Tomi Kovanen, our Chief Operating Officer, Co-Founder and director; and additional directors Karen Brodkin, Steven A. Cohen, Jocelyn Moore and Angela Williams. Our advisors include Stephen Kaplan, Chairman of Nalpak Capital LLC; Todd Sitrin, most recently Senior Vice President and Group General Manager for Electronic Arts’ (EA) Competitive Gaming Division; Yuri Uchiyama, Chief Executive Officer and Co-Founder of Gamers Club; and Brandon Snow, Executive Vice President, Managing Director – Commercial for Formula 1, the preeminent international motorsports organization. See Item 10 of this Report for additional information regarding our management team and our advisors.

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

Competitive gaming and esports are propelled by strong trends and demographic tailwinds that have further accelerated during the COVID-19 pandemic. In 2020, total gaming and esports market revenue was approximately $167 billion and is expected to have a compounded annual growth rate (“CAGR”) of 13% from 2020 to 2024. In 2021, video game revenue grew to approximately $165 billion, a CAGR of approximately 10% from 2016 to 2021, and is expected to grow to approximately $221 billion in 20251. As viewership and engagement continue to gain momentum with more comprehensive, interactive experiences, the esports market, a subsector of the broader video games market, will become increasingly attractive. Today, the esports market represents approximately $1.4 billion in revenue, and is expected to grow to $1.9 billion by 20252, with distinctive opportunity available to those market participants able to integrate esports with other socially oriented experiences to drive engagement. As gaming and esports continue to become more accessible, with the cost of technology decreasing and high-speed internet becoming more widespread globally, we believe the total addressable market is positioned for several decades of incremental, strong growth. Thus, even as a leading market share position is attractive at the market’s current size, the gaming and esports market continues to grow. Total audience, as well as engagement of the full spectrum of casual to more avid gamers as well as competitive gaming and esports fans, have all shown strong, steady growth trends.

Gaming has more than tipped into the mainstream; it is a bona fide mainstay. For its core and existing users, share of time, wallet, mindshare and passion continue to increase. Gaming is neither exclusively active (i.e., games are not merely “played”) nor just passive (i.e., unlike professional traditional sports or film and television, games are not merely watched)—users engage with games. This engagement, and the diversity of engagement opportunities, has unleashed a tidal wave of creativity and entrepreneurialism in and around gaming, highlighted by proliferation in both game development, exemplified by companies such as Roblox, which offers a creative development platform and has attracted seven million developers across 170 countries as of September 30, 2020; and consumption options, often inclusive of multiple media segments simultaneously, exemplified by Fortnite Battle Royal in-game experiences featuring live concerts with music artists such as Travis Scott and Marshmello.

1 “Activate Technology & Media Outlook 2022,” Activate Consulting (2021)

2 “Global Esports & Live Streaming Market Report...,” Newzoo (2022)

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

However, despite the industry’s attractive growth profile and user characteristics, few competitive gaming and esports assets have managed to reach the necessary user scale that would allow for attractive operating margins or the development of robust, durable business models. Because the user experience is fragmented, causing users to split time among multiple platforms, sites, and services daily, share of user time and wallet are similarly broadly distributed rather than consolidated. Thus, while in total, monetization per user is strong and growing, monetization per user is often small on a per platform basis, with few if any platforms delivering sufficient scale and value to monetize effectively. In 2020, monetization per user for the gaming and esports market was approximately $58. The high fragmentation of revenue in the industry that tracks the user experience undermines the ability to scale associated expenses; asset and functionality fragmentation leads to replicated costs (e.g., central and administrative costs) unrelated to and not commensurate with improved user experience or product distinctiveness and quality. Collectively, these structural issues create friction and pain points adversely impacting users and lead to higher cost, lower margin and less sticky businesses.

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

4 “Activate Technology & Media Outlook 2021,” Activate Consulting (2020)

5 “eSports - The Ecosystem of Professional Competitive Video Gaming and Streaming,” Goldman Sachs (2019)

6 “The Global Games Market: Trends, Market Data and Opportunities,” Newzoo (2015)

7 “eSports - The Ecosystem of Professional Competitive Video Gaming and Streaming,” Goldman Sachs (2019)

Further, for a SPAC in particular, we believe that interactive media enterprises within competitive gaming and esports represent an attractive and underexploited market opportunity. First, we believe there is a robust universe of potential target companies, nearly all of which will continue to benefit from the dynamic and attractive growth characteristics that have propelled gaming and esports forward as a leading media vertical over the last several years, if not decades. Twenty years ago, gaming was a fairly narrow media vertical serving a casual player base primarily comprised of young adults; today, gaming is larger than the global movie and North American sports industries combined8 and as GenZ reaches adulthood and GenX and Millennials enter middle age and beyond, the age distribution of participants in gaming and esports becomes more diverse and attractive. This is in contrast to many traditional sports in which the average age of fans is increasing without any refreshing of the fan population from younger market entrants. For example, the average age of an NHL fan in 2016 was 49 years old, a one-year increase in average age from one year prior9. Similar trends can be observed in the NFL and MLB, and it is unclear today what might reverse that trend in the coming years. By extension, traditional sport participation amongst children is declining, with 37% of children aged 6 to 12 playing traditional sports in 2017, down from 45% in 200810. At the same time, the fastest growing cohorts in our industry are teens and children, entering the gaming market with high velocity and energy, with up to 91% of people between the ages of 2 and 17 playing video games11. Furthermore, while many traditional sports are experiencing net churn and a reduction in fans across essentially every age cohort, adults are increasingly joining the gaming market. Adults are using gaming as a mechanism through which to socialize or connect with friends and peers as well as their children, phenomena that we believe were accelerated by the recent and ongoing COVID pandemic. A 2020 report released by Global Web Index, for instance, finds that gamers between the ages of 55-64 have grown by 32% over the last three years. Thus, while monetization per user in gaming is expected to increase significantly in the short term, driven in part by players and fans who grew up gaming, have significant discretionary income and make their own purchasing decisions, that anticipated rate of growth is likely to increase even further over the long term as more people consume multiple forms of media within gaming while simultaneously engaging in games in their more traditional, competitive and participatory format.

Acquisition Strategy

The trends identified in the “Market Opportunity” section above are accelerating rather than decelerating; thus, our Company, together with our management team’s knowledge and experience with the broader competitive gaming and esports marketplace can target and acquire a business with strong underlying user and organic growth characteristics and help guide that business towards more robust growth and better operating margins as the market continues to mature and evolve. Having operated, participated in, and advised businesses in this sector, and having worked with investors and other operators approaching and accessing competitive gaming from other nodes in the broader interactive media and entertainment markets, our diligence of target companies will not be limited by the target’s standalone growth characteristics but will also extend to, for example, how the target’s users and customers, functionality, and current and potential value proposition fit within the environment of the evolving gaming and media industry. In other words, market knowledge and new perspective, combined with capital and liquidity, should enable an already strong company to modify or refine its strategic vision to take advantage of the sizable opportunities in the market today as well as tomorrow.

Our combination of industry experience, know-how, and relationships will allow us to pursue an acquisition strategy with multiple opportunities for value creation for shareholders:

●	Identify a target with strong growth characteristics, including indicia related to active and/or registered users, time spent on platform, and engagement, exposed to the powerful growth trends articulated above;
●	Leverage our gaming platform operating experience to unlock untapped organic growth potential within that target—either through expansion to new markets, integration of new and complementary functionality, or by otherwise enhancing the existing value proposition to both existing users or customers (growing monetization per user or time per user on platform) and potential new users and customers;

8 “Video Games Are A Bigger Industry Than Movies And North American Sports Combined, Thanks To The Pandemic,” Marketwatch (2021)

9 “Esports Doesn’t Need a Virus to Overtake Real Sports,” Financial Times (2020)

10 “New Study Shows Youth Sports Are In Big Trouble,” Good (2017)

11 “91% of Kids are Gamers, Research Says,” CNET (2011)

●	Further enhance or accelerate growth through the potential simultaneous merger of Gamers Club, as described further below under “—Our Acquisition Process and Possible Merger with Gamers Club,” which Immortals Gaming Club (“IGC”) has owned and operated since December 2018. Gamers Club’s potential inclusion is likely to add immediately complementary functionality, publisher relationships and a performance track record, as well as geographic presence in South America and Brazil, where the target may or may not already have an existing presence; and
●	After the initial business combination, pursuing an ongoing, aggressive M&A strategy to identify various additional targets in the very fragmented gaming and esports sector, which are likely ill-suited, ill-equipped, or simply too small to be publicly listed and may be without the scale and functionality to monetize effectively on a standalone basis, but that can offer significant benefits and value to the day-to-day user experience for our broader user base that seeks deeper and wider engagement.

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

Further, consolidating previously dispersed and fragmented user functionality into a single point of entry enables, for the first time, the creation of a single-identity layer for each user. Frictions that often restrict, limit, or deter deeper engagement or time spent on-platform can be dramatically mitigated through the creation of a secure, single-entry point. This structure will allow for expansion into various incremental verticals of functionality, which could improve the platform’s user experience as described above and making the users even stickier, which should lead to a lower steady-state churn rate.

Fully integrated and at mature scale, key characteristics of an all-in-one platform include four functionality pillars:

●	Follow: read about, or engage with, non-live competitive content related to a game;
●	Watch: watch live or on-demand content, primarily of a game being played, or game play being discussed;
●	Converse: actively engage in dialogue about a game, with friends or other users; and
●	Play: actively participate in game play.

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

Acquisition Criteria

We will primarily seek to acquire an anchor business where we can leverage our management team’s strategic insight and expertise, experience as operators and acquirers, and its extensive network of industry leaders, all with an eye to drive shareholder returns. We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use the following criteria and guidelines to help evaluate acquisition opportunities, but may decide to enter into an initial business combination with a target business that does not meet them:

●	Market leadership position in one (or more) of the four functionality pillars (Follow, Watch, Converse, and Play);
●	Meaningful presence and/or relevance across multiple functionality pillars (Follow, Watch, Converse, and Play);
●	Large, engaged and/or growing user base directly interested in competitive gaming and esports or with a significant overlap with competitive gaming and esports audience demographics;
●	Complementary strategy, user base, or functionality set with Gamers Club and/or other potential available future bolt-on acquisitions;
●	Strong potential for both organic and M&A driven growth in number of active users, time spent on platform, revenue, and/or earnings;
●	Ability to accelerate growth by leveraging our management team’s experience and network;
●	Need for access to capital to fund aggressive growth plans;
●	Suitability for public listing; and
●	Financial profile that can provide attractive risk-adjusted returns for our shareholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant to that opportunity specifically. Moreover, as indicated in the “—Our Company” section, our analysis in identifying a prospective target business, while guided by the principles detailed above, will not be limited to a particular industry.

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

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of Financial Industry Regulatory Authority, Inc., or FINRA, or an independent accounting firm that such initial business combination or transaction is fair to our Company from a financial point of view. In addition, if we merge with Gamers Club concurrently with or after the completion of our initial business combination, we will obtain a fairness opinion with respect to such merger. We are not required to obtain such an opinion in any other context.

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

We have not entered into any definitive agreement with Gamers Club, nor have we agreed to valuation or other key terms and conditions with respect to such a possible combination transaction. As a result, even though we intend to combine with Gamers Club concurrently with the completion of our initial business combination, we cannot provide any assurance that such a merger with Gamers Club will occur at all, or, if it does, we cannot provide any assurance as to the timing or terms thereof. We will not, however, complete an initial business combination with only Gamers Club. In addition, we may not consummate a combination with Gamers Club if the target business with respect to our initial business combination is not within the competitive gaming, esports, or adjacent industries. If we pursue a combination with Gamers Club concurrently with our initial business combination, a committee of our disinterested directors will negotiate the terms and conditions of such merger (including the valuation of Gamers Club) on our behalf. Based on existing equity interests in Gamers Club held by affiliates of Mr. Cohen, we would appoint one or more additional independent directors (including Ms. Brodkin, Ms. Moore and Ms. Williams) to serve on such committee of disinterested directors prior to pursuing any initial business combination with Gamers Club. Such committee of disinterested directors would also obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that the proposed merger with Gamers Club is fair to our Company and our shareholders from a financial point of view. Our public shareholders have the same voting and redemption rights with respect to any merger with Gamers Club as are applicable to our initial business combination and described elsewhere in this Report.

Members of our management team, our directors and our advisors directly or indirectly own our ordinary shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make such independent determination of fair market value, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. As any such opinion, if obtained, would only state that the fair market value meets the 80% of fair market value test, unless such opinion includes material information regarding the valuation of the target or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required by Schedule 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act, any proxy solicitation materials or tender offer documents that we will file with the SEC in connection with our initial business combination will include such opinion.

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

Financial Position

With funds available for our initial business combination in the amount of approximately $66.5 million as of March 8, 2023 assuming no redemptions and after payment of $7,000,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio.

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

We have 15 months from the closing of the initial public offering to complete an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months from the consummation of the initial public offering, we may, but are not obligated to, by resolution of the board of directors if requested by our Sponsor, extend the period of time to consummate an initial business combination nine times by an additional one month each time for a total of up to 24 months. In the case of any Paid Extension Period, public shareholders will not be offered the opportunity to vote on or redeem their shares if we choose to make any such paid extension. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement, in order to avail ourselves of the Paid Extension Period to consummate our initial business combination, our Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account on or prior to the date of the applicable deadline for each one-month extension the lesser of (a) an aggregate of $140,000 or (b) $0.05 per public share that remains outstanding and is not redeemed prior to any such one-month extension. Any such payments would be made in the form of a loan to us by our Sponsor or affiliate or designee of our Sponsor. Any such time extension funding loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. Up to $4,025,000 of such time extension funding loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. If we do not complete an initial business combination, we will not repay such loans. In the event that we receive notice from our Sponsor or its affiliates five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such paid extension. As a result, we may conduct such an extension even though a majority of our public shareholders do not support such an extension and will not be able to redeem their shares in connection therewith.

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

Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the Company	No
Merger of target into a subsidiary of the Company	No
Merger of the Company with a target	Yes

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of our Class A ordinary shares then outstanding (other than in a public offering);
●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and other reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the Company at a disadvantage in the transaction or result in other additional burdens on the Company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints of the Company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

Redemption Rights for Public Shareholders Upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial business combination, including interest (net of taxes paid or payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is currently estimated to be $10.46 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, subject to the provisions of our amended and restated memorandum and articles of association, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if our initial business combination does not close. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our Sponsor with respect to any public shares acquired by them in or after the initial public offering.

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

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

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

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Company’s initial public offering, or the Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with our initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $92,181 from the proceeds of the initial public offering and the sale of the private placement warrants held outside the Trust Account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with additional cash to pay any tax obligations that we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to the Company, and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of the initial public offering will not execute an agreement with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.25 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $92,181 from the proceeds of the initial public offering and the sale of the private placement warrants held outside the Trust Account as of December 31, 2022 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.

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

Corporate Information

We are a blank check company incorporated as a Cayman Islands exempted company on March 22, 2021. Our executive offices are located at 7381 La Tijera Blvd. P.O. Box 452118, Los Angeles, California 90045, and our telephone number is (213) 266-7674. Our website address is www.geexcorp.com. Our website and the information contained on, or that can be accessed through, our website is not deemed to be incorporated by reference in, and is not considered part of, this Report.

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

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that you should consider before investing in our securities, as more fully described below this summary. The principal factors and uncertainties that could adversely affect our business include, among others:

●	We are a blank check company incorporated as a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;
●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us;
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination;
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash;
●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote;
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target;
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure;
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares;
●	The requirement that we consummate an initial business combination within the completion window may give potential target businesses leverage over us in negotiating our initial business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that could produce value for our shareholders;
●	Our search for an initial business combination, and any target business with which we ultimately consummate our initial business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets;
●	If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants;
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed;
●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss;
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	You will not be entitled to protections normally afforded to investors of many other blank check companies;
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the liquidation of our Trust Account, and our warrants will expire worthless;
●	If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until at least the end of the completion window, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination;
●	Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination;
●	The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time;
●	Unlike some other similarly structured blank check companies, our Sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination;
●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders;
●	If we merge with Gamers Club concurrent with our initial business combination, we will become subject to risks affecting Gamers Club’s business;
●	The challenges associated with completing a proposed merger concurrent with our initial business combination may result in increased transaction execution risk, introduce significant delays and/or may preclude us from being able to timely complete an initial business combination within the completion window;
●	If we are successful in consummating a merger with Gamers Club concurrent with our initial business combination, our management may face significant integration challenges, and there can be no assurance that this integration, and the synergies expected to result from that integration, will be achieved as rapidly or to the extent currently anticipated;
●	After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights;
●	Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management;
●	We have previously identified a material weakness in our internal control over financial reporting which has not been remediated as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;
●	As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination;
●	Changes in applicable laws or regulations, including the SEC’s proposed new rules regarding SPAC transactions (if adopted), or a failure to comply with any applicable laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations;
●	The current economic downturn may lead to increased difficulty in completing our initial business combination; and
●	A 1% U.S. federal excise tax may decrease the value of our securities following our initial business combination, or hinder our ability to consummate an initial business combination.

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a blank check company incorporated as a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated as a Cayman Islands exempted company and have no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

At December 31, 2022, the Company had $92,181 of cash to be utilized for operations, and $207,840,050 in cash held in the Trust Account to be used for an initial business combination or to repurchase its public shares in connection therewith and a working capital deficit of $420,567. In connection with the vote to approve the Extension Proposal, the holders of 13,639,848 public shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.46 per share, for an aggregate redemption amount of approximately $142.7 million. As such, approximately 68% of the public shares were redeemed and approximately 32% of the public shares remain outstanding. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $66.5 million.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of an initial business combination. Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our outstanding ordinary shares do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own 44.0% of our issued and outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated

memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we would only need 680,077, or 10.7% of the 6,360,152 outstanding public shares to be voted in favor of a transaction, in order to have such initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and other events, and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus surfaced, which has and is continuing to spread throughout the world. Since that time, the pandemic, together with resulting voluntary and government mandated actions, including mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has had and is expected to continue to have ongoing material adverse effects across many aspects of regional, national and global economies. COVID-19 has adversely affected economies and financial markets worldwide, and it may materially and adversely affect the business of any potential target business with which we seek to consummate, or consummate, a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19, including any new variant of COVID-19 that may emerge, result in a renewal of travel restrictions, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the duration and severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions. We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination within the completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to impact the U.S. and global economies and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may only receive their pro rata portion of the funds in the Trust Account on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than their pro rata portion of the funds in the Trust Account” and other risk factors herein.

Unlike many other blank check companies, we may extend the time to complete an initial business combination by up to nine months for paid extension.

We had until 15 months from the closing of our IPO to consummate an initial business combination. However, unlike many other similarly structured blank check companies, if we anticipate that we may not be able to consummate our initial business combination within 15 months from the consummation of our IPO, we may, but are not obligated to, if requested by our Sponsor or its affiliates, extend the period of time to consummate an initial business combination up to nine times by an additional one month each time for a total of up to 24 months. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement, in order to avail ourselves of the Paid Extension Period to consummate our initial business combination, our Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account the lesser of (a) an aggregate of $140,000 or (b) $0.05 per public share that remains outstanding and is not redeemed prior to any such one-month extension, on or prior to the date of the applicable deadline. Public shareholders will not be offered the opportunity to vote on or redeem their shares in connection with any such paid extension.

If we seek shareholder approval of our initial business combination, our Sponsor, initial shareholders, directors, executive officers, advisors or their affiliates may elect to purchase public shares or public warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, executive officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, our Sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or public warrants in such transactions.

In the event that our Sponsor, initial shareholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders are entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (a) that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we do not complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are currently listed on Nasdaq. Although we expect to continue to meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market value of listed securities (generally $50,000,000), a minimum number of publicly held shares with a minimum market value (generally 1.1 million publicly held shares with a minimum of $15 million market value), a minimum bid price (generally $1.00 per share) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, the market value of our listed securities would generally be required to be at least $75 million, the number of unrestricted publicly held shares must be at least 1.1 million with an aggregate market value of at least $20 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we are not a penny stock, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the liquidation of our Trust Account, and our warrants will expire worthless.

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

Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

If we are unable to complete our initial business combination within the required time period, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the liquidation of our Trust Account, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than their pro rata portion of the funds in the Trust Account” and other risk factors herein.

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until at least the end of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until at least the end of the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to, or invest in, us. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination.

Up to $4,950,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than their pro rata portion of the funds in the Trust Account” and other risk factors herein.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges or file for bankruptcy protection, which could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges or file for bankruptcy protection, which could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than their pro rata portion of the funds in the Trust Account.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to the company, and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.25 per-public share price initially held in the Trust Account, due to claims of such creditors. Pursuant to a letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.25 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.25 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.25 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.25 per public share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy and/or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

We may not hold an annual general meeting until after the consummation of our initial business combination. Our public shareholders will not have the right to appoint directors until after the consummation of our initial business combination.

There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination. In addition, prior to our initial business combination, only holders of our Class B ordinary shares have the right to vote on the appointment of directors, including in connection with the completion of our initial business combination and holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not meet some or all of these criteria and guidelines. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination within the required time period, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the liquidation of our Trust Account, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity (including, concurrently with our initial business combination, a merger with Gamers Club), we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our Sponsor and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

Certain of our officers and directors may own membership interests in our Sponsor and indirect interests in our Class B ordinary shares and private placement warrants which may result in interests that differ from the economic interests of the investors in our IPO, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial business combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in our Sponsor and our public shareholders that may not be resolved in favor of our public shareholders. For example, our Sponsor allocated a material portion of both the private placement warrants and founder shares to our Chief Executive Officer and Chief Operating Officer; however, the cash invested by our management team in the Sponsor at risk capital contributions is nominal.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers or directors which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” of this Report. In addition, our Sponsor and our officers and directors may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may have acquired during or may acquire after our IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our executive officers and directors as a group currently own 4,938,751 Class B ordinary shares, and our Sponsor currently owns 4,825,000 Class B ordinary shares. The founder shares will be worthless if we do not complete an initial business combination. If we do not complete our initial business combination within the completion window, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the completion window nears, which is the deadline for our completion of an initial business combination.

Since our Sponsor paid only approximately $0.006 per share for the founder shares, certain of our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value, which may result in a conflict of interest in determining whether a particular business combination target is appropriate for our initial business combination.

In April 2021, we issued to our Sponsor an aggregate of 4,312,500 founder shares in exchange for a payment of $25,000 from our Sponsor to cover certain expenses on behalf of us, or approximately $0.006 per share. In December 2021, in connection with the increase in the size of the IPO, the Company effected a share dividend of 0.16666667 of a share per outstanding Class B ordinary share, and the Sponsor surrendered and forfeited 31,250 founder shares for no consideration to the Company, which resulted in the Sponsor owning 4,825,000 founder shares and certain directors and advisors of the Company owning an aggregate of 175,000 founder shares. Certain of our officers and directors have invested in our Sponsor by subscribing for units issued by the Sponsor and therefore have a significant economic interest in our Sponsor. These officers and directors will not receive any cash compensation from us prior to a business combination but through their investment in the Sponsor will be eligible to share in a portion of any appreciation in founder shares and private placement units, provided that we successfully complete a business combination. As a result, the low acquisition cost of the founder shares creates an economic incentive whereby our officers and directors could potentially make a substantial profit even if we complete a business combination with a target business that subsequently declines in value and is unprofitable for public investors.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Following the closing of our IPO on December 7, 2021, $205,000,000, consisting of $196,000,000 of the net proceeds from the sale of the units in our IPO and $9,000,000 of the net proceeds from the sale of the private placement warrants, was deposited into the Trust Account.

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may significantly increase the costs and time related thereto.

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

We have incurred and expect to incur significant costs associated with an initial business combination. Whether or not an initial business combination is completed, the incurrence of these costs will reduce the amount of cash available to be used for other corporate purposes by us if an initial business combination is not completed.

We expect to incur significant transaction and transition costs associated with an initial business combination and operating as a public company following the closing of an initial business combination.

We may also incur additional costs to retain key employees. Even if an initial business combination is not completed, we expect to incur approximately $650,000 in expenses in aggregate. These expenses will reduce the amount of cash available to be used for other corporate purposes by us if an initial business combination is not completed.

A 1% U.S. federal excise tax may decrease the value of our securities following our initial business combination, or hinder our ability to consummate an initial business combination.

Pursuant to the Inflation Reduction Act of 2022 (the “IR Act”), commencing in 2023, a 1% U.S. federal excise tax is imposed on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation and not on its shareholders. The amount of the excise tax is equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. Although we are a Cayman Islands company, the excise tax may apply in connection with redemptions or other repurchases that occur in connection with an initial business combination that involves our combination with a U.S. entity and/or our domestication as a U.S. corporation (a “Redemption Event”). In addition, because the excise tax would be payable by us and not by the redeeming holders, the mechanics of any required payment of the excise tax remains to be determined. Any excise tax payable by us in connection with a Redemption Event may cause a reduction in the cash available to us to complete an initial business combination and could affect our ability to complete an initial business combination.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the issued and outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our Trust Account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of not less than 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to appoint or remove directors prior to our initial business combination may only be amended by a special resolution passed by a majority of at least 90% our ordinary shares voting in a general meeting. Our initial shareholders, who collectively beneficially own

44.0% of our issued and outstanding ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, executive officers, directors and director nominees have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (ii) with respect to any other provision relating to shareholder’s rights or pre-initial combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes paid or payable), divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some blank check companies, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial business combination on the date of the completion of an initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates an initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination.

Simultaneously with the closing of our IPO on December 7, 2021, we consummated a private placement with our Sponsor of an aggregate of 11,250,000 private placement warrants at a price of $1.00 per private placement warrant, generating gross proceeds to the Company of $11,250,000. We account for these as a warrant liability and record at fair value upon issuance any changes in fair value each period reported in earnings as determined by the Company based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Risks Associated With Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, including complex withholding or other tax regimes, variations in tax laws as compared to the United States, and potential changes in the applicable tax laws in the United States and/or relevant non-U.S. jurisdictions;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;

●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots, civil disturbances and wars;
●	regime changes and political upheaval; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Risks Related to our Securities

We have previously identified a material weakness in our internal control over financial reporting which has not been remediated as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Report, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99 to its accounting classification of the Class A ordinary shares subject to possible redemption. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2022. We have taken a number of measures to remediate the material weakness described herein. However, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. The existence of a material weakness in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

If we do not consummate our initial business combination within the completion window, our public shareholders may be forced to wait beyond the end of the completion window before redemption from our Trust Account.

If we do not consummate our initial business combination within the completion window, the proceeds then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the end of the completion window before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of approximately $18,000 and imprisonment for five years in the Cayman Islands.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 20 business days of the closing of an initial business combination.

The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to our registration rights agreement entered in connection with the closing of our IPO, our initial shareholders and their permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders, holders of our private placement warrants or their respective permitted transferees are registered for resale.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. If our target business with respect to the initial business combination is not within the gaming or esports related sectors, we will likely not consummate a merger with Gamers Club. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our securities than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth in our amended and restated memorandum and articles of association. We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one concurrently with or immediately following the consummation of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to extend the time we have to consummate a business combination beyond the end of the completion window. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder thereof, on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and other similar transactions, and subject to further adjustment as provided herein. However, if additional Class A ordinary shares or any other equity-linked securities are issued or deemed issued in excess of the amounts issued in our IPO and related to the closing of our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares outstanding upon completion of our IPO plus (ii) the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our Sponsor upon conversion of working capital loans, provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination within the required time period, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the liquidation of our Trust Account, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination within the required time period, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the liquidation of our Trust Account, and our warrants will expire worthless.

Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant-holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure transactions in connection with our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in anticipation of or as a result of our initial business combination and subject to requisite shareholder approval, we may enter into one or more transactions that require shareholders and/or warrant-holders to recognize gain or income for tax purposes or otherwise increase their tax burden. We do not intend to make any cash distributions to shareholders or warrant-holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrant-holder may be required to satisfy any liability resulting from any such transactions with cash from its own funds or by selling all or a portion of such holder’s shares or warrants. In addition, we may effect a business combination with a target company in another jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). As a result, shareholders and warrant-holders may be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our units, Class A ordinary shares or public warrants who or that is (i) an individual who is a citizen or resident of the United States as determined for U.S. federal income tax purposes, (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate whose income is subject to U.S. federal income tax regardless of its source, or (iv) a trust, if (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons (as defined in the Internal Revenue Code) have authority to control all substantial decisions of the trust or (b) it has a valid election in effect under Treasury Regulations to be treated as a U.S. person (a “U.S. Holder”), such U.S. holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. There can be no assurances with respect to our status as a PFIC for our prior, current or any subsequent taxable years. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our public warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holder to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our IPO, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete an initial business combination that some of our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement in a manner that would adversely impact the registered holders of public warrants will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, at least 50% of the then issued and outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (i) that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of our securities offered through our IPO, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Our letter agreement with our initial shareholders, officers and directors and registration rights agreement may be amended, and provisions therein may be waived, without shareholder approval.

Our letter agreement with our initial shareholders, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement and the registration rights agreement may be amended, and provisions therein may be waived, without shareholder approval (although releasing the parties from the restriction contained in the letter agreement not to transfer any units, warrants, Class A ordinary shares or any other securities convertible into, or exercisable, or exchangeable for, Class A ordinary shares for 180 days following the date of this Report will require the prior written consent of the representatives of the underwriters). While we do not expect our board to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements. Any such amendments or waivers would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the liquidation of our Trust Account, and our warrants will expire worthless.

Although we believe that the net proceeds of our IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction because we have not yet negotiated the acquisition of a target business. If the net proceeds of our IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, or the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination within the required time period, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the liquidation of our Trust Account, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 44.0% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any of our securities in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our Sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome following our initial business combination. In addition, prior to our initial business combination, only holders of our Class B ordinary shares have the right to vote on the appointment of directors, including in connection with the completion of our initial business combination and holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason. As a result, holders of Class A ordinary shares will not have the right to appoint any directors until after the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor. Accordingly, our initial shareholders will continue to exert substantial control at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Report, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, at least 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us (except in limited circumstances) so long as they are held by our Sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us as (except in limited circumstances) so long as they are held by our Sponsor or its permitted transferees.

None of the private placement warrants will be redeemable by us on such terms so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 10,000,000 of our Class A ordinary shares as part of the units offered in our IPO, and we issued in a private placement an aggregate of 11,250,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the Sponsor makes any working capital loans or any loans in connection with an Paid Extension, it may convert up to $1,500,000 of such working capital loans into up to an additional 1,500,000 warrants and up to $3,450,000 of such extension loans into up to 3,450,000 warrants in each case, at the price of $1.00 per warrant. We may also issue Class A ordinary shares in connection with a redemption of warrants. To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Risks Related to the Company after a Business Combination

If we merge with Gamers Club concurrent with our initial business combination, we will become subject to risks affecting Gamers Club’s business.

Although we can provide no assurances, we currently intend to merge with Gamers Club concurrent with the closing of our initial business combination. If we successfully complete the merger with Gamers Club, we will become subject to risks affecting Gamers Club’s business, including, without limitation, the following:

●	developing and managing frequent introductions of innovative products in order to attract and retain users;
●	declines in consumer spending and other adverse changes in the economy could have a material adverse effect on Gamers Club’s business;
●	the video game and esports industry is significantly dependent on the popularity of a small number of games, and we may not have access to “hit” games or titles; and

●	Gamers Club’s ability to acquire and maintain licenses to use the intellectual property rights of third parties which are incorporated into our products and services, and our failure to renew or expand existing licenses may require us to modify, limit or discontinue certain offerings.

The challenges associated with completing a proposed merger concurrent with our initial business combination may result in increased transaction execution risk, introduce significant delays and/or may preclude us from being able to timely complete an initial business combination within the completion window.

Concurrently with our initial business combination, we currently intend to merge with Gamers Club. We have not entered into any definitive agreement with Gamers Club, nor have we agreed to valuation or other key terms and conditions with respect to such a possible combination transaction. Accordingly, we cannot provide any assurance that such a merger with Gamers Club will occur at all, or, if it does, we cannot provide any assurance as to the timing or terms thereof. We will not, however, complete an initial business combination with only Gamers Club. If we pursue a merger with Gamers Club concurrent with our initial business combination, a committee of our independent directors will negotiate the terms and conditions of such merger (including the valuation of Gamers Club) on our behalf. Such committee of independent directors would also obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that the proposed merger with Gamers Club is fair to our company and our shareholders from a financial point of view. As a result, we cannot provide any assurance that such committee of our independent directors may be able to reach an agreement with Gamers Club as to the proposed valuation of Gamers Club or other terms and conditions of such proposed merger on a timely basis or at all, or, even if they do reach such an agreement, that an independent investment banking firm will be able to render such a fairness opinion. In addition, the proposed merger with Gamers Club may necessitate significant third party debt and/or equity financing incremental to what may be required to complete our initial business combination with a target business in the gaming and hospitality sectors, and such financing may not be available on attractive terms, on a timely basis or at all (due to market conditions or otherwise). Moreover, the proposed merger with Gamers Club may not be approved by our shareholders or there may not be sufficient funds in our Trust Account after redemptions to complete such proposed merger. Furthermore, such a merger will require substantial attention from our management and may impede pursuit of other opportunities that could have been beneficial to that organization. Therefore, completing the proposed merger with Gamers Club concurrent with the closing of our initial business combination with a proposed target business introduces significant complexities and increased transaction risk, which could result in significant delays and/or may preclude us from being able to timely complete an initial business combination within the completion window (as may be extended subject to shareholder approval).

If we are successful in consummating a merger with Gamers Club concurrent with our initial business combination, our management may face significant integration challenges. There can be no assurance that this integration, and the synergies expected to result from that integration, will be achieved as rapidly or to the extent currently anticipated.

If we are successful in consummating a merger with Gamers Club concurrent with our initial business combination, the concurrent integration of both Gamers Club and a target business may be complex, challenging, time-consuming. The combined company may encounter potential difficulties in the integration process including the following:

●	the inability to successfully integrate the businesses, including operations, technologies, products and services, in a manner that permits the resulting company to achieve the cost savings and operating synergies anticipated to result from such merger, which could result in the anticipated benefits of such merger not being realized partly or wholly in the time frame currently anticipated or at all;
●	the potential coordination geographically separated organizations, systems and facilities;
●	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the merger;
●	the integration of personnel with diverse business backgrounds and business cultures, while maintaining focus on providing consistent, high-quality services;
●	the consolidation and rationalization of information technology platforms and administrative infrastructures as well as accounting systems and related financial reporting activities;
●	the potential weakening of relationships with regulators; and

●	the challenge of preserving important relationships of Gamers Club and the initial business combination target and resolving potential conflicts that may arise.

Furthermore, it is possible that the integration process could result in the loss of talented employees or skilled workers of Gamers Club and the initial business combination target. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of Gamers Club and the initial business combination target. If the resulting company experiences difficulties with the integration process, the anticipated benefits of the merger and the initial business combination may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on the business, results of operations, financial condition or prospects of the resulting company during this transition period and for an undetermined period after completion of the merger and the initial business combination.

General Risk Factors

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including we are deemed to be a large accelerated filer, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Past performance of our management team, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us, and we may be unable to provide positive returns to shareholders.

Information regarding our management team, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance of our management team and the businesses with which they have been associated, including related to acquisitions and shareholder returns, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us, including whether we can provide an attractive return to our shareholders, or as indicative of every prior investment by each of our management team. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the U.S. courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, advance notice procedures, inability of shareholders to call a general meeting, removal of directors only for cause (other than by holders of our Class B ordinary shares prior to our initial business combination) and only by the board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

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

Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described in our final IPO prospectus filed with the SEC on December 3, 2021. Warrants may only be exercised for a whole number of Class A ordinary shares and will become exercisable 30 days after the completion of our initial business combination. Our warrants expire five years after the completion of our business combination or earlier upon redemption or liquidation as described above in “Item 1. Business.”

(b)	Holders.

As of March 8, 2023, there was approximately one holder of record of our units, two holders of record of our Class A ordinary shares and two holders of record of our warrants.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Performance Graph.

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds From Registered Offerings.

Unregistered Sales

The Company did not sell any unregistered securities during the year ended December 31, 2022.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On March 6, 2023, we held an extraordinary general meeting of our shareholders, where the shareholders approved the Extension Proposal to amend the Company’s amended and restated memorandum and articles of association to (i) extend from March 7, 2023 to December 7, 2023 the date by which, if we had not consummated an initial business combination, the Company must liquidate and dissolve, (ii) allow us, without another shareholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to nine times by an additional one month each time up to the Extended Date, upon five days’ advance notice prior to the applicable deadlines, until December 7, 2023, unless the closing of our initial business combination shall have occurred, and (iii) cancel the automatic three-month extension period in the Company’s amended and restated memorandum and articles of association to which the Company was entitled upon filing a preliminary proxy statement, registration statement or similar filing for an initial business combination during (a) the 15-month period from the consummation of the Company’s initial public offering or (b) any paid extension period, to consummate an initial business combination.

In connection with the vote to approve the Extension Proposal, the holders of 13,639,848 public shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.46 per share, for an aggregate redemption amount of approximately $142.7 million. As such, approximately 68% of the public shares were redeemed and approximately 32% of the public shares remain outstanding. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $66.5 million.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, which we refer to throughout this Report as our initial business combination, with one or more businesses or entities, which we refer to throughout this Report as a target business. As described further above in Item 1 under the heading “Business—Our Acquisition Process and Possible Merger with Gamers Club,” concurrent with or after the completion of our initial business combination we may also combine with Gamers Club, a gaming technology subscription platform and community hub based in Brazil with continental preeminence in Latin America. We will not, however, complete an initial business combination only with Gamers Club.

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

Extension and Redemptions

On March 6, 2023, we held an extraordinary general meeting of our shareholders, where the shareholders approved a special resolution (the “Extension Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from March 7, 2023 (the “Original Termination Date”) to December 7, 2023 (the “Extended Date”) the date by which, if we had not consummated an initial business combination, the Company must liquidate and dissolve, (ii) allow us, without another shareholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to nine times by an additional one month each time up to the Extended Date, upon five days’ advance notice prior to the applicable deadlines, until December 7, 2023, unless the closing of our initial business combination shall have occurred, and (iii) cancel the automatic three-month extension period in the Company’s amended and restated memorandum and articles of association to which the Company was entitled upon filing a preliminary proxy statement, registration statement or similar filing for an initial business combination during (a) the 15-month period from the consummation of the Company’s initial public offering or (b) any paid extension period, to consummate an initial business combination.

In connection with the vote to approve the Extension Proposal, the holders of 13,639,848 public shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.46 per share, for an aggregate redemption amount of approximately $142.7 million. As such, approximately 68% of the public shares were redeemed and approximately 32% of the public shares remain outstanding. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $66.5 million.

On March 3, 2023, we issued an unsecured promissory note (the “Sponsor Note”) to the Sponsor, which provides for borrowings from time to time of up to an aggregate of $1,000,000 which may be drawn by the Company and used for working capital purposes and/or to finance monthly deposits into the Company’s trust account for each public share that was not redeemed in connection with the extension of the Company’s termination date from March 7, 2023 to December 7, 2023. The Sponsor Note does not bear interest and is repayable in full upon the earlier of the consummation of our initial business combination or the date the Company liquidates the Trust Account established in connection with the IPO upon the failure of the Company to consummate an initial business combination within the requisite time period. Upon the consummation of our initial business combination, the Sponsor shall have the option, but not the obligation, to convert the entire principal balance of the Sponsor Note, in whole or in part, into private placement warrants of the post-business combination entity at a price of $1.00 per warrant. The terms of such private placement warrants (if issued) will be identical to the terms of the private placement warrants issued by the Company in a private placement concurrent with the closing of our IPO and subject to the terms of that certain Warrant Agreement, dated as of December 1, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and that certain letter agreement, dated as of December 1, 2021, among the Company, the Sponsor and certain other parties thereto. The Sponsor Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal balance of the Sponsor Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable.

On March 3, 2023, the Company borrowed $350,000 under the Sponsor Note and deposited $140,000 into the Trust Account to fund the initial one-month extension of the Company’s termination date until April 7, 2023.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the initial public offering, described below. Subsequent to our initial public offering, we have been focused on identifying a target company for our initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of realized gains on cash and cash equivalents held after the initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses withing other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the year ended December 31, 2022, we had net income of $17,984,720, comprised of realized gain on U.S. Treasury bills held in the Trust Account of $2,231,679, and unrealized gain on U.S. Treasury bills in the Trust Account of $603,071 plus change in fair value of derivative warrant liabilities of $16,962,500 offset by general and administrative expenses of $1,812,530. Our primary operating expenses during the year ended December 31, 2022 were related to professional fees incurred being a public company.

For the period from March 22, 2021 (inception) through December 31, 2021, we had net income of $90,460, which was related to a change in fair value of derivative warrant liabilities of $662,500 and realized gain on U.S. Treasury bills held in the Trust Account of $5,299, offset by offering costs allocated to the derivative warrant liabilities of $419,250 and general and administrative expenses of $158,089.

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

A total of $205,000,000 ($10,25 per unit) was placed in the Trust Account and the remaining net proceeds of $92,181 of cash held outside of the Trust Account as of December 31, 2022 is available for working capital purposes. We incurred $11,724,947 in transaction costs, including $3,750,000 of underwriting fees (net of $250,000 in underwriter expense reimbursement to us), $7,000,000 of deferred underwriting fees and $974,947 of other costs in connection with our initial public offering and the sale of the private placement warrants.

As of December 31, 2022, we had cash and marketable securities held in the Trust Account of $207,840,050, which is restricted from being available for operating expenses. Our cash available for operating expenses was $92,181 as of December 31, 2022.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing realized gains on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw realized gains to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the realized gains earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $92,181 and a working capital deficit of $(420,567). Further we expect to incur significant costs in the pursuit of an initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), management has determined that the liquidity condition and date for mandatory liquidation and dissolution (See Note 9 – Subsequent Events) raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements were issued. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities at December 31, 2022.

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

Critical Accounting Estimate

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimate, except as described below.

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

For the year ended December 31, 2021, the fair value of the public and private warrants was calculated using a Monte Carlo simulation. The model was constructed with two segments: a step simulation of the Company’s stock price from the valuation date to the business combination date followed by a daily stock price simulation to the warrant maturity date. Inputs to the model were stock price, exercise price, expected term, expected volatility, risk-free rate, and expected annual dividend yield.

For the year ended December 31, 2022, the fair value of the public warrants is based on the publicly traded market price. Given the redemption terms of the public warrant, the equity volatility is extracted through modeling all payoffs of the public warrant in a Monte Carlo simulation. In the model, the time to public and private warrant expiration is adjusted by 60 percent probability of not completing a business combination.

For the year ended December 31, 2022, for the fair value of the private warrants a market investor would need to consider the probability of no deal and the expected dilution effects that would effectively conclude the private warrant value at the same price as the public warrant.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2022, with no impact upon adoption.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s audited financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item 7A.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-20 comprising a portion of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the rules and forms of the SEC. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weakness in our internal control over financial reporting due to the restatements of our June 30, 2022 financial statements regarding the classification of redeemable Class A ordinary shares, as described below. The material weakness was caused by the misapplication of accounting guidance for complex financial instruments with respect to the accounting classification of its Class A ordinary shares. The Company had previously classified the Class A ordinary shares subject to possible redemption as a current liability in the Company’s balance sheet as of June 30, 2022. The Company restated its financial statements to classify all Class A ordinary shares as temporary equity. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management utilized the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting for the period covered by this report. Based on our assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, our internal control over financial reporting was not effective as of December 31, 2022, as detailed above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Executive Officers and Directors

As of the date of this Report, our executive officers and directors are as follows:

Name	Age	Position
Ari Segal	40	Chief Executive Officer and Director
Tomi Kovanen	35	Chief Operating Officer and Director
Karen Brodkin	58	Director
Steven A. Cohen	60	Director
Jocelyn Moore	46	Director
Angela Williams	42	Director

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

12 “Milken-Backed Immortals Makes Esports’ First $100 Million Deal,” Bloomberg (2019)

Karen Brodkin, a member of our board of directors since March 30, 2022, is an Executive Vice President of Content Strategy & Development at Endeavor (NYSE: EDR), where she leads business development and strategy for a range of business areas across the Endeavor portfolio, including partnerships with sports leagues, federations, conferences and teams; content licensing; strategy and development; media strategy and consultation; sports naming rights and venue programming, strategy and development; and esports partnerships and events. In addition, Brodkin is the co-head of WME Sports, which encompasses WME’s representation of athletes, broadcasters, coaches and front office personnel, and advises and represents sports properties in the media space. Brodkin currently serves on the Board of EVO, an entity co-owned by Sony Interactive Entertainment and RTS, an Endeavor-backed esports and gaming talent management firm. Before joining Endeavor, Brodkin was Executive Vice President of Business and Legal Affairs at FOX Sports Media Group, overseeing the business and legal affairs team that negotiated professional and collegiate media rights acquisitions with organizations including the NFL, MLB, NBA, NASCAR, NHL, UFC, MLS, Pac-12, Big 10, Big 12, Big East and the ACC, as well as all FOX Sports’ production, programming and talent agreements. Brodkin was part of the team that launched the Big Ten Network in August 2007 and later FOX Sports 1, which launched in August 2013 in over 70 million homes. Brodkin also worked a corporate attorney specializing in labor and employment matters at Paul Hastings Janofsky & Walker, and as an entertainment lawyer. Brodkin is the former Chairperson of the Board of Directors of the Los Angeles Sports Council, serves on the Board of Directors of LA Family Housing, and is a member of the Board of Directors for the U.S. Soccer Foundation. Brodkin joined the Board of Directors of Hudson Pacific Properties (NYSE: HPP) in January 2021.

We believe that Ms. Brodkin’s expertise in the sports and entertainment industries and public company experience make her well qualified to serve as a director.

Steven A. Cohen, a member of our board of directors since our initial public offering, is Executive Vice President of The Anschutz Corporation, the holding company for the Anschutz family of enterprises, a position he has held since 2001. Mr. Cohen is involved with a number of the operating companies and investments within the Anschutz organization and sits on the board of directors of many of the Anschutz portfolio companies including Anschutz Entertainment Group, for which he has also served as Chief Strategy Officer since 2013. Mr. Cohen also serves as a Managing Director of Anschutz Investment Company, the investment arm of The Anschutz Corporation that is focused on both equity and debt investments in a variety of industries, including communications, media, oil and gas, alternative energy, entertainment, hospitality and lodging, real estate and transportation. Mr. Cohen is Immediate Past Chairman of the Board of Trustees of the Rose Community Foundation, Vice Chairman of the Board of Trustees of Museum of Contemporary Art Denver (MCA Denver), and serves on the Board of Directors of Roundup River Ranch, a member of the Serious Fun Children’s Network, and the Board of Directors of 303 Rugby, a not-for-profit that supports rugby programs for inner-city youth, and is also a member of Colorado Thrives. Mr. Cohen also serves as a director of IGC, and affiliates of Mr. Cohen hold a material equity interest in Gamers Club and our Sponsor. Prior to working at The Anschutz Corporation, Mr. Cohen was a corporate partner at Hogan Lovells, and started his legal career at Skadden in their mergers and acquisitions group. Mr. Cohen holds a B.Sc. (Econ.) from The London School of Economics and Political Science and a J.D. from Boston University School of Law.

We believe Mr. Cohen’s significant operation and senior leadership experience makes him well qualified to serve as a director.

Jocelyn Moore, a member of our board of directors since June 8, 2022, is currently Senior Managing Director of Corporate Affairs at Pretium, a position she has held since February 2022. She currently serves as an independent director on the board of DraftKings, a publicly-traded technology company (NASDAQ: DKNG); OppFi, a publicly traded financial technology company (NYSE: OPFI); and Omaze, a private fundraising company disrupting traditional philanthropy and empowering world-changing nonprofits. She is also a board member of Pallas Advisors, a strategic advisory firm specializing in national security, defense, and innovation. In October 2021, she was appointed by the Biden Administration to serve on the board of the First Responder Network Authority (FirstNet Authority), a unique public-private partnership created after September 11th to provide a high-speed, nationwide, wireless broadband network for public safety. As Principal of Jocelyn Moore Consulting LLC starting in May 2020, Ms. Moore has advised CEOs, executive teams, and boards of directors on strategic communications, crisis and risk management, regulatory affairs, corporate social responsibility, ESG, operations, organizational change, and diversity, equity, inclusion, and belonging. Previously, Ms. Moore was Executive Vice President of Communications and Public Affairs at the National Football League (NFL). As the NFL’s Global Chief Communications Officer, Ms. Moore was a member of the executive leadership team and responsible for managing corporate affairs at the 100-year-old professional sports league. She oversaw football communications, strategic communications, corporate media relations, executive communications, internal and stakeholder communications, public policy and government affairs, corporate social responsibility, and community relations. She was also a key architect of the league’s social justice efforts. Prior to joining the NFL, Ms. Moore served as a Managing Director at The Glover Park Group (GPG; now Finsbury Glover Hering), a leading government affairs and communications consulting firm. At GPG, she counseled multiple corporate clients on a broad range of issues, including banking, finance, health care, technology, social policy, taxes, energy, insurance, and trade. She also co-led the firm’s integrated Health+Wellness practice. Early in her career, Ms. Moore spent 15 years in the United States Senate in a variety of senior roles, most recently as Deputy Staff Director of the Senate Committee on Finance, an “A” committee. As a member of the senior leadership team, Jocelyn advised on all issues before the committee relating to taxes, health care, energy, human services, pensions, Social Security, transportation, and trade. Ms. Moore serves as a director on several nonprofit boards: the West Virginia University Health System Board of Directors, where she is a member of the Quality & Patient Safety Committee; the University of Florida Foundation National Board of Directors, where she is as a member of the Audit and Nominating Committees; the University of Florida Alumni Association Board of Directors; and the DC Rape Crisis Center Board of Directors, where she is a member of the Fundraising Committee. Ms. Moore holds a B.A. in English and an M.Ed. in Student Personnel in Higher Education, both from the University of Florida.

We believe Ms. Moore’s extensive leadership experience makes her well qualified to serve as a director.

Angela Williams, a member of our board of directors since June 8, 2022, is a technology executive with experience across various industries, disciplines and corporate structures—all working in the service of company success. Ms. Williams currently serves as the Privacy Product Strategy Lead for Extended Reality (XR) privacy strategy at Meta Platforms, Inc., an American multinational technology conglomerate, a position she has held since November 2021. Ms. Williams has significant experience serving as a strategic partner, trusted advisor, and industry expert in user privacy, child safety, and building privacy programs that optimize the user experience. Previously, from November 2018 to December 2021, Ms. Williams served as a Policy Advisor at Google working on initiatives such as election integrity and Google Assistant. As a Policy Advisor, Ms. Williams drove alignment on policies that sought to improve the customer experience, reduce abuse in the ads ecosystem, and protect user trust. Ms. Williams regularly drives alignment around complex and nuanced technology policy issues with executives. From March 2016 through November 2018, Ms. Williams served as a Global Vendor Ops Strategy Lead at Google. A lawyer with expertise in operations, Ms. Williams also has experience driving sustainable scalability and revenue growth through her proven record of large portfolio management, expert negotiation of complex commercial deals, vendor outsourcing contracts, and sales agreements. Prior to her policy work at Google, she worked in operations at Google where she used her business and legal acumen to develop global vendor operations strategies, negotiate vendor agreements, and assess vendor capabilities against business needs. Ms. Williams regularly speaks to organizations about operational efficiencies, vendor outsourcing best practices, the intersection of technology policy and diversity, and leadership. Ms. Williams currently serves as an Advisor on the boards of: Deckstr and Chloe Kristyn. Ms. Williams is a graduate of Spelman College (BA, Sociology & Anthropology), University of Tennessee-Knoxville (JD), and Howard University (MBA) and also completed her international studies at Kanda University (Tokyo, JA) and Bocconi University (Milan, IT).

We believe Ms. William’s extensive leadership experience makes her well qualified to serve as a director.

Our Advisors

As of the date of this Report, our advisors are as follows below. None of our advisors is an officer, director or employee of the Company.

Stephen A. Kaplan, an advisor to the Company, is the Chairman of Nalpak Capital LLC, the family office investment firm he founded in 2016. Mr. Kaplan was a Co-Founder of Oaktree Capital Group LLC, a global alternative investment management firm. He retired from day-to-day activities in 2016 to focus on philanthropy and personal investments with a special emphasis on sports and entertainment. Mr. Kaplan is the Co-Chairman of DC United and serves on the Major League Soccer Board of Governors. He is also an owner of multiple other sports franchises and sports related investments. Mr. Kaplan also serves as a Director of IGC. Mr. Kaplan was previously the Co-Chairman of the National Basketball Association’s (the “NBA”) Memphis Grizzlies from 2012 until he sold his interest in 2018. Mr. Kaplan joined Oaktree at its inception in 1995, having previously served as a managing director of Trust Company of the West. Prior to joining TCW in 1993, he was a partner with the law firm of Gibson, Dunn & Crutcher. Mr. Kaplan has served on numerous public and private boards during his career and presently serves on the board of Townsquare Media, Inc. (NYSE: TSQ). In addition, he currently serves on the boards of several nonprofit organizations, including the UCLA Jonsson Comprehensive Cancer Center Foundation, LA 84 Foundation and the New York University School of Law Foundation. Mr. Kaplan holds a B.S. from the State University of New York at Stony Brook and a J.D. from the New York University School of Law.

Brandon Snow, an advisor to the Company, is currently the Executive Vice President, Managing Director - Commercial for Formula 1, the preeminent international motorsports organization. In this capacity, Brandon is responsible for the commercialization of Formula 1’s rights across Sponsorship, Esports, and Licensing. Mr. Snow also oversees marketing for Formula 1. Prior to joining Formula 1, Mr. Snow was the Senior Vice President and Global Head of Esports at Activision Blizzard Esports (“ABE”), the competitive gaming arm of the world’s largest video game company, where he oversaw development, operation, and commercialization of a portfolio of esports products. Mr. Snow was ABE’s Chief Revenue Officer of Brand and Media Partnerships, responsible for the commercial operations of Activision and Blizzard Entertainment’s esports programs as well as all of the company’s brand partnerships featuring Game IP from Call of Duty, Overwatch, Hearthstone, World of Warcraft and others. Prior to joining Activision Blizzard, Mr. Snow spent 10 years at the NBA, where his last role was Senior Vice President of Team Marketing and Business Operations (TMBO) and of Global Marketing Partnerships for NBA China. Mr. Snow has extensive sales, marketing and brand-building experience both in the U.S. and internationally from running global and regional businesses for leading brands such as McDonald’s and Volkswagen, and from working in a variety of markets including China and across Europe.

Todd Sitrin, an advisor to the Company, was most recently Senior Vice President and Group General Manager for Electronic Arts’ (“EA”) Competitive Gaming Division, where he led the company’s competitive gaming business, driving both player and spectator engagement across all of EA’s games. Mr. Sitrin previously led the global marketing and product marketing organizations responsible for franchise and brand marketing, communications, analytics, consumer insights, advertising and media for all console, PC, and mobile games at EA from 2012-2015. Prior to this, he was responsible for marketing the EA SPORTS brand and all of EA’s sports franchises as Group Vice President, Global Marketing. Mr. Sitrin has nearly 30 years of experience in the gaming industry and has held various marketing and business development roles at Mattel Interactive, The Learning Company, The 3DO Company, and Broderbund. Mr. Sitrin holds B.S. and M.S. degrees from Stanford University.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors (Class I), consisting of Mr. Cohen and Ms. Moore, will expire at our first annual general meeting. The term of office of the second class of directors (Class II), consisting of Ms. Brodkin, will expire at our second annual general meeting. The term of office of the third class of directors (Class III), consisting of Mr. Segal, Mr. Kovanen and Ms. Williams, will expire at our third annual general meeting.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Brodkin, Mr. Cohen, Ms. Moore and Ms. Williams are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. Mr. Cohen, Ms. Brodkin and Ms. Moore serve as members of our audit committee. Mr. Cohen serves as the chairman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Cohen qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The primary purposes of our audit committee are to assist the board’s oversight of:

●	the integrity of our financial statements;
●	our compliance with legal and regulatory requirements;
●	the qualifications, engagement, compensation, independence and performance of our independent registered public accounting firm;
●	our process relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures; and

●	the performance of our internal audit function.

The audit committee is governed by a charter that complies with Nasdaq rules.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Mr. Cohen and Ms. Williams, with Mr. Cohen serving as chairman of the compensation committee. Mr. Cohen and Ms. Williams are independent.

The primary purposes of our compensation committee are to assist the board in overseeing our management compensation policies and practices, including:

●	determining and approving the compensation of our executive officers; and
●	reviewing and approving incentive compensation and equity compensation policies and programs.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Ms. Brodkin, Mr. Cohen, Ms. Moore and Ms. Williams. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the Company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	directors should not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the Company and their personal interests; and
●	duty to exercise independent judgment.

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

Below is a table summarizing the entities to which our executive officers and directors have fiduciary duties or contractual obligations as of the date of this Report:

Individual	Entity	Entity’s Business	Affiliation
Ari Segal	Immortals Gaming Club	Gaming and esports	Managing Director and Director
	Gamers Club Holdings, LLC	Gaming and esports	Director
Tomi Kovanen	Immortals Gaming Club	Gaming and esports	Managing Director
	Gamers Club Holdings, LLC	Gaming and esports	Director
Karen Brodkin	Endeavor Group Holdings, Inc.	Sports and entertainment	Executive Vice President
	Hudson Pacific Properties	Real estate investment trust	Director
Steven A. Cohen	The Anschutz Corporation	Holding company	Executive Vice President
	Anschutz Entertainment Group	Sports and live entertainment	Chief Strategy Officer
	Immortals Gaming Club	Gaming and esports	Director
Jocelyn Moore	Pretium DraftKings OppFi Omaze Pallas Advisors Jocelyn Moore Consulting LLC	Alternative investment manager Sports betting Financial technology Fundraising platform Strategic advisory Consulting	Senior Managing Director of Corporate Affairs Director Director Director Board Member Principal
Angela Williams	Meta Platforms, Inc. Deckstr Chloe Kristyn	Technology conglomerate Professional development platform Fashion designer	Privacy Product Strategy Lead for Extended Reality (XR) Advisor Advisor

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for our initial business combination and their other businesses. We do not intend to have any full- time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Sponsor purchased founder shares prior to the date of the IPO and purchased private placement warrants in a transaction that will close simultaneously with the closing of the IPO. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our Sponsor with respect to any public shares acquired by them in or after the IPO. Additionally, our initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination; and (ii) subsequent to our initial business combination (x) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (y) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination (except as described in the section of our final IPO prospectus filed with the SEC on December 3, 2021 entitled “Principal Shareholders — Transfers of Founder Shares and Private Placement Warrants”). The private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors owns ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	A majority of the funding for our Sponsor’s purchase of the private placement warrants will be provided through at risk capital contributions to our Sponsor by Gamers Club, our directors, our advisors and related investors and business partners. Although the cash invested by our management team in the at risk capital contributions is nominal, our Sponsor has allocated a material portion of both the private placement warrants and founder shares to our Chief Executive Officer and Chief Operating Officer.
●	Affiliates of Mr. Cohen hold material equity interests in Gamers Club. Based on these equity interests, if we pursue a combination with Gamers Club concurrently with our initial business combination, we would appoint one or more additional independent directors (including Ms. Brodkin) to serve on a committee of disinterested directors prior to pursuing any initial business combination with Gamers Club to negotiate the terms and conditions of such merger (including the valuation of Gamers Club) on our behalf.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 8, 2023 with respect to our Class A ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued outstanding ordinary shares;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

The beneficial ownership percentages set forth in the table below are based on 6,360,152 Class A ordinary shares and 5,000,000 Class B ordinary shares issued and outstanding as of March 8, 2023. In accordance with SEC rules, beneficial ownership includes all shares the shareholder actually owns beneficially or of record, all shares over which the shareholder has or shares voting or dispositive control and all shares the shareholder has the right to acquire within 60 days of March 8, 2023. Except as indicated in the footnotes to the table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares owned beneficially by them.

	Class A Ordinary Shares		Class B Ordinary Shares
	Number of	Percentage of	Number of	Percentage of	Approximate
	Ordinary	Outstanding	Ordinary	Outstanding	Percentage of
	Shares	Class A	Shares	Class B	Outstanding
	Beneficially	Ordinary	Beneficially	Ordinary	Ordinary
Name and Address of Beneficial Owner(1)	Owned(2)	Shares	Owned(2)	Shares	Shares
GEEX Sponsor, LLC(3)	—	—	4,825,000	96.5%	42.5%
Ari Segal(3)	—	—	4,862,917	97.3%	42.8%
Tomi Kovanen(3)	—	—	4,862,917	97.3%	42.8%
Karen Brodkin	—	—	—	—	—
Steven A. Cohen	—	—	37,917	*	*
Jocelyn Moore	—	—	—	—	—
Angela Williams	—	—	—	—	—
All executive officers and directors as a group (six individuals)	—	—	4,938,751	98.8%	43.5%
Other 5% Shareholders:
Saba Capital Management, L.P.(4)	1,956,150	30.8%	—	—	17.2%
Adage Capital Partners, L.P.(5)	1,350,000	21.2%	—	—	11.9%
Highbridge Capital Management, LLC(6)	1,357,500	21.3%	—	—	11.9%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (7)	1,250,000	19.7%	—	—	11.0%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 7381 La Tijera Blvd., P.O. Box 452118, Los Angeles, California 90045.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder thereof, as described in the section entitled “Description of Securities” in our final IPO prospectus filed with the SEC on December 3, 2021.
(3)	GEEX Sponsor, LLC is the record holder of 4,825,000 shares reported herein. Ari Segal and Tomi Kovanen are the managers of GEEX Sponsor, LLC. As such, each of Ari Segal and Tomi Kovanen may be deemed to have beneficial ownership of the founder shares held directly by GEEX Sponsor, LLC. Each of Ari Segal and Tomi Kovanen disclaims beneficial ownership over any securities owned by our Sponsor in which he does not have any pecuniary interest. A majority of the funding for our Sponsor’s purchase of the private placement warrants was provided through at-risk capital contributions to our Sponsor by Gamers Club, our directors, our advisors and related investors and business partners. Although the cash invested by our management team in the at-risk capital contributions is nominal, our Sponsor has allocated a material portion of both the private placement warrants and founder shares to our Chief Executive Officer and Chief Operating Officer.
(4)	This information is based solely on a Schedule 13G/A filed by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (“Boaz”) with the SEC on February 14, 2023. Saba Capital, Saba GP and Boaz are deemed to have the shared power to vote or direct the vote of 1,956,150 shares, and the shared power to dispose or direct the disposition of 1,956,150 shares. The address of the business office of each of Saba Capital, Saba GP and Boaz is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)	This information is based solely on a Schedule 13G filed by Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”) with respect to the Class A Ordinary Shares directly owned by it; Adage Capital Partners GP, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACPGP”), as general partner of ACP with respect to the Class A Ordinary Shares directly owned by ACP; Adage Capital Advisors, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACA”), as managing member of ACPGP, general partner of ACP, with respect to the Class A Ordinary Shares directly owned by ACP; Robert Atchinson (“Mr. Atchinson”), as managing member of ACA, managing member of ACPGP, general partner of ACP with respect to the Class A Ordinary Shares directly owned by ACP; and Phillip Gross (“Mr. Gross”), as managing member of ACA, managing member of ACPGP, general partner of ACP with respect to the Class A Ordinary Shares directly owned by ACP with the SEC on December 16, 2021. ACP has the power to dispose of and the power to vote the Class A Ordinary Shares beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Neither ACPGP nor ACA directly own any shares. By reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 (the “Act”), ACPGP and ACA may be deemed to beneficially own the shares owned by ACP. Mr. Atchinson and Mr. Gross, as managing members of ACA, have shared power to vote the 1,350,000 shares beneficially owned by ACP and the shared power to dispose or direct the disposition of 1,350,000 shares. Neither Mr. Atchinson nor Mr. Gross directly own any Class A Ordinary Shares. By reason of the provisions of Rule 13d-3 of the Act, each may be deemed to beneficially own the shares beneficially owned by ACP.
(6)	This information is based solely on a Schedule 13G/A filed by Highbridge Capital Management, LLC (“Highbridge”) with the SEC on January 31, 2023. Highbridge is the investment adviser to certain funds and accounts (the “Highbridge Funds”), with respect to the shares directly held by the Highbridge Funds. Highbridge has shared voting power over 1,357,500 shares and shared dispositive power over 1,357,500 shares. The business address of such holder is 277 Park Avenue, 23rd Floor, New York, New York 10172.
(7)	This information is based solely on a Schedule 13G filed by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (“Calamos”) with the SEC on February 8, 2022. Calamos has sole voting power over 1,250,000 shares and sole dispositive power over 1,250,000 shares. The business address of such holder is 2020 Calamos Court, Naperville, Illinois, 60563.

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

Related Party Notes

Our initial liquidity needs were satisfied prior to the completion of the IPO through amounts advanced from our Sponsor, which included a $25,000 payment for issuance of founder shares and proceeds of $450,684 from a promissory note to cover IPO costs and general and administrative expenses. The promissory note was non-interest bearing and unsecured, and was repaid in full on December 8, 2021 following the completion of our IPO. Subsequent to such repayment, the promissory note terminated.

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

On March 3, 2023, we issued an unsecured promissory note (the “Sponsor Note”) to the Sponsor, which provides for borrowings from time to time of up to an aggregate of $1,000,000 which may be drawn by the Company and used for working capital purposes and/or to finance monthly deposits into the Company’s trust account for each public share that was not redeemed in connection with the extension of the Company’s termination date from March 7, 2023 to December 7, 2023. The Sponsor Note does not bear interest and is repayable in full upon the earlier of the consummation of our initial business combination or the date the Company liquidates the Trust Account established in connection with the IPO upon the failure of the Company to consummate an initial business combination within the requisite time period. Upon the consummation of our initial business combination, the Sponsor shall have the option, but not the obligation, to convert the entire principal balance of the Sponsor Note, in whole or in part, into private placement warrants of the post-business combination entity at a price of $1.00 per warrant. The terms of such private placement warrants (if issued) will be identical to the terms of the private placement warrants issued by the Company in a private placement concurrent with the closing of our IPO and subject to the terms of that certain Warrant Agreement, dated as of December 1, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and that certain letter agreement, dated as of December 1, 2021, among the Company, the Sponsor and certain other parties thereto. The Sponsor Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal balance of the Sponsor Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable.

On March 3, 2023, the Company borrowed $350,000 under the Sponsor Note and deposited $140,000 into the Trust Account to fund the initial one-month extension of the Company’s termination date until April 7, 2023.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of director independence, see above Part III, Item 10. - Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to BDO USA, LLP (“BDO”), for services rendered.

Audit Fees. Audit fees consist of fees paid for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees billed by BDO for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from March 22, 2021 (inception) through December 31, 2021 and for the fiscal year ended December 31, 2022 totaled $170,716 and $133,700, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay BDO for any audit-related fees for the period from March 22, 2021 (inception) through December 31, 2021 and for the fiscal year ended December 31, 2022.

Tax Fees. We did not pay BDO for tax planning and tax advice for the period from March 22, 2021 (inception) through December 31, 2021 and for the fiscal year ended December 31, 2022.

All Other Fees. We did not pay BDO for other services for the period from March 22, 2021 (inception) through December 31, 2021 and for the fiscal year ended December 31, 2022.

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

See Index to Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file or incorporate by reference as part of this Report the exhibits listed in the Exhibit Index below. Copies of such material can be obtained on the SEC website at www.sec.gov.

EXHIBIT INDEX

No.	Description of Exhibit
3.1

Amended and Restated Memorandum and Articles of Association, dated December 1, 2021, of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on December 7, 2021).

3.2

Copy of the special resolution amending Article 49.9 of the Company’s Amended and Restated Memorandum and Articles of Association, adopted by shareholders of the Company on March 6, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on March 6, 2023).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 24, 2021).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 24, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 24, 2021).
4.4

Warrant Agreement, dated December 1, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on December 7, 2021).

4.5

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).

10.1

Letter Agreement, dated December 1, 2021, among the Company and its officers, directors, advisors and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on December 7, 2021).

10.2

Securities Subscription Agreement, dated as of April 7, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 8, 2021).

10.3

Investment Management Trust Agreement, dated December 1, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on December 7, 2021).

10.4

Registration Rights Agreement, dated December 1, 2021, among the Company, the Sponsor and certain other security holders of the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on December 7, 2021).

10.5

Private Placement Warrants Purchase Agreement, dated December 1, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on December 7, 2021).

10.6

Form of Indemnity Agreement, dated December 1, 2021, between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC on December 7, 2021).

10.7	Promissory Note, dated March 3, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on March 6, 2023).
10.8*	Amendment No. 1 to the Investment Management Trust Agreement, dated March 6, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee.
14.1	Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.

**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 16. Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Games & Esports Experience Acquisition Corp.

Los Angeles, CA

Opinion on the Financial Statement

We have audited the accompanying balance sheets of Games & Esports Experience Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, class A ordinary shares subject to possible redemption and changes in shareholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from March 22, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company on December 31, 2022, and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 22, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2022, the Company does not have sufficient cash and working capital to sustain its operations which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

New York, New York

March 31, 2023

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current Assets:
Cash	$92,181	$987,106
Prepaid expenses	364,922	759,210
Cash and U.S. Treasury bills held in Trust Account	207,840,050	—
Total Current Assets	208,297,153	1,746,316
Cash and Investments held in Trust Account	—	205,005,299
Total Assets	$208,297,153	$206,751,615
Liabilities, Shares Subject to Redemption and Shareholders’ Deficit:
Current Liabilities:
Accounts payable	$47,500	$15,716
Accrued expenses	830,170	511,532
Warrant liability	637,500	—
Deferred underwriting commissions	7,000,000	—
Total Current Liabilities	8,515,170	527,248
Warrant liability	—	17,600,000
Deferred underwriting commissions	—	7,000,000
Total Liabilities	8,515,170	25,127,248
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value	207,840,049	205,005,299
Shareholders’ Deficit:
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(8,058,566)	(23,381,432)
Total Shareholders’ Deficit	(8,058,066)	(23,380,932)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$208,297,153	$206,751,615

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For The
	Year	Period from March 22,
	Ended	2021 (Inception) -
	December 31, 2022	December 31, 2021
General and administrative expenses	$(1,812,530)	$(158,089)
Loss from operations	(1,812,530)	(158,089)
Other income (loss)
Offering costs allocated to derivative warrant liabilities	—	(419,250)
Change in fair value of derivative warrant liabilities	16,962,500	662,500
Realized gain on U.S. Treasury bills held in Trust Account	2,231,679	5,299
Unrealized gain on U.S. Treasury bills held in Trust Account	603,071	—
Total other income	19,797,250	248,549
Net income	$17,984,720	$90,460
Weighted average ordinary shares outstanding, basic and diluted	—	—
Class A – Ordinary shares subject to possible redemption	20,000,000	1,690,141
Class B – Ordinary shares	5,000,000	4,385,783
Basic and diluted net income (loss) per ordinary share	—	—
Class A – Ordinary shares subject to possible redemption	$0.75	$3.04
Class B – Ordinary shares	$0.61	$(1.15)

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

STATEMENTS OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND CHANGES IN SHAREHOLDERS’ DEFICIT

	FOR THE YEAR ENDED DECEMBER 31, 2022
	Class A Ordinary Shares Subject to		Ordinary Shares				Additional		Total
	Possible Redemption		Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2022	20,000,000	$205,005,299	—	$—	5,000,000	$500	$—	$(23,381,432)	$(23,380,932)
Adjustment of offering costs on Sale of Public Shares	—	—	—	—	—	—	—	172,896	172,896
Accretion of Class A ordinary shares subject to possible redemption amount	—	2,834,750	—	—	—	—	—	(2,834,750)	(2,834,750)
Net income	—	—	—	—	—	—	—	17,984,720	17,984,720
Balance—December 31, 2022	20,000,000	$207,840,049	—	$—	5,000,000	$500	$—	$(8,058,566)	$(8,058,066)

	FOR THE PERIOD FROM MARCH 22, 2021 (inception) through DECEMBER 31, 2021
	Class A Ordinary Shares Subject to		Ordinary Shares				Total
	Possible Redemption		Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—March 22, 2021	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to GEEX Sponsor, LLC	—	—	—	—	5,031,250	503	24,497	—	25,000
Sale of Public Shares, net of $11,478,593 issuance costs	20,000,000	180,721,407	—	—	—	—	—	—	—
Forfeiture of Founder Shares	—	—	—	—	(31,250)	(3)	3	—	—
Private placement Warrants – deemed capital contributions	—	—	—	—	—	—	787,500	—	787,500
Accretion of Class A ordinary shares subject to possible redemption amount	—	24,283,892	—	—	—	—	(812,000)	(23,471,892)	(24,283,892)
Net income	—	—	—	—	—	—	—	90,460	90,460
Balance—December 31, 2021	20,000,000	$205,005,299	—	$—	5,000,000	$500	$—	$(23,381,432)	$(23,380,932)

GAMES & ESPORTS EXPERIENCE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		Period from
	For the Year	March 22, 2021
	Ended	(Inception)-
	December 31, 2022	December 31, 2021
Cash Flows used in Operating Activities:
Net income	$17,984,720	$90,460
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Offering costs expensed	—	419,250
Change in fair value of derivative warrant liabilities	(16,962,500)	(662,500)
Realized gain on U.S. Treasury bills held in Trust Account	(2,231,679)	—
Unrealized gain on U.S. Treasury bills held in Trust Account	(603,071)	—
Changes in operating assets and liabilities:
Prepaid expenses	394,287	(759,210)
Accounts payable	31,784	15,716
Accrued expenses	491,534	20,681
Net cash used in operating activities	(894,925)	(875,603)
Cash Flows from Investing Activities:
Investment in Trust Account	—	(205,000,000)
Interest reinvested in the Trust Account	—	(5,299)
Redemption of U.S. government treasury obligations	618,056,003	—
Purchase of U.S. government treasury obligations	(618,056,003)	—
Net cash used in investing activities	—	(205,005,299)
Cash Flows from Financing Activities:
Proceeds from sale of ordinary shares to founder	—	25,000
Proceeds from promissory note – related party	—	450,684
Repayment of promissory note – related party	—	(450,684)
Proceeds from Private Placement warrants	—	11,250,000
Proceeds from sale of Units, net of underwriting discounts paid	—	196,250,000
Payment of offering costs	—	(656,992)
Net cash from financing activities	—	206,868,008
Net change in cash	(894,925)	987,106
Cash—beginning of the period	987,106	—
Cash—end of the period	$92,181	$987,106
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Offering costs included in accrued expenses	$—	$490,852
Accretion of Class A ordinary shares subject to possible redemption	$2,834,750	$—
Reduction of offering costs incurred for the IPO	$172,896	$—
Deferred offering costs included in accrued expenses	$—	$7,000,000

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

As of December 31, 2022, the Company had not commenced operations. All activity for the period from March 22, 2021(inception) to December 31, 2022 relates to the Company’s formation and initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of realized gains on cash from the proceeds derived from the IPO.

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

Following the closing of the IPO on December 7, 2021, an amount of $205,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial business combination; (ii) the redemption of any Class A ordinary shares included in the Units sold in the IPO (the “public shares”) properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial business combination within 15 months from the closing of the IPO (or up to 24 months if the period of time to consummate an initial business combination is extended pursuant to the terms of the Company’s amended and restated memorandum and articles of association) (such period, the “completion window”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of the public shares if the Company is unable to complete its initial business combination within the completion window, subject to applicable law.

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

Concurrently with an initial business combination the Company currently intends to combine with Gamers Club Holdings, LLC (“Gamers Club”), an affiliate of the Sponsor. Gamers Club is a gaming technology subscription platform and community hub based in Brazil with a substantial presence in Latin America that offers a range of competitive gaming-related functionality, including matchmaking, tournament and league play, editorial and news content, and other services. The Company has not entered into any definitive agreement with Gamers Club, nor agreed to valuation or other key terms and conditions with respect to such a possible combination transaction.

Liquidation

See Note 9 – Subsequent Events regarding the conditions for the Company’s liquidation.

Going Concern and Liquidity

At December 31, 2022, the Company had $92,181 of cash to be utilized for operations, and $207,840,050 in cash held in the Trust Account to be used for an initial business combination or to repurchase its public shares in connection therewith and a working capital deficit of $420,567.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations, management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements were issued. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risk and Uncertainties

The COVID-19 pandemic, as classified by the World Health Organization (“WHO”), and global responses to it have had dramatic adverse consequences for the global economy, and have significantly contributed to deteriorating macroeconomic conditions. The full extent of the nature and scope of the consequences are still difficult to evaluate, and their future course is impossible to predict with confidence. Management continues to evaluate the impact of the COVID-19 outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and search for a target company, the specific impact is not readily determinable as of the date of these financial statements.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions that began in February 2022 from the conflict between Russia and Ukraine that have resulted in the deployment of military forces to eastern Europe, sanctions and other restrictive actions against Russia, Belarus and related individuals and entities. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict has and could continue to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors could adversely affect the search for any target business with which the Company may ultimately consummate the initial Business Combination. The extent and duration of conflict, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may affect the Company’s ability to raise equity or debt financing in connection with any particular Business Combination.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institution with which it invests. The Company had $92,181 of cash as of December 31, 2022 and $987,106 as of December 31, 2021. There are no cash equivalents as of December 31, 2022 or December 31, 2021.

Cash and U.S. Treasury Bills Held in Trust Account

As of December 31, 2022, the assets held in the Trust Account were $207,839,362 in United States Treasury Bills and $688 in cash. As of December 31, 2021, the assets held in the Trust Account were cash in the amount of $205,005,299.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. The Company incurred offering costs aggregating to $11,724,947 as a result of the IPO, consisting of $3,750,000 of underwriting commissions (net of $250,000 in underwriter expense reimbursements to the Company), $7,000,000 of deferred underwriting commissions, and $974,947 of other offering costs. During the year ended December 31, 2022, the Company reduced accrued expenses related to offering costs associated with the IPO by $172,896 due to the correction of an immaterial error related to incurred expenses by the underwriters during the current period.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The most significant estimate is the valuation of the derivative warrant liabilities.

Income Taxes

Financial Accounting Standards Board (“FASB”) ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the period from January 1, 2022 through December 31, 2022.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional paid-in capital, in accumulated deficit. For the year ended December 31, 2022, the Company recorded an accretion charge of $2,834,750.

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Net income (loss) for the period from inception to IPO was allocated fully to Class B ordinary shares. Diluted net income (loss) per share attributable to ordinary shareholders adjusts the basic net income (loss) per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the period presented.

With respect to the accretion of Class A ordinary shares subject to possible redemption, the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income (loss) per ordinary share. The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For The
Year Ended
December 31, 2022
Net income	$17,984,720
Less: Accretion of Class A redeemable shares to redemption value	(2,834,750)
Net income excluding accretion of Class A redeemable shares to redemption value	$15,149,970

	For The
	Year Ended
	December 31, 2022
	Class A
	Redeemable	Class B
Total number of shares	20,000,000	5,000,000
Ownership percentage	80%	20%

Allocation of net income	$14,387,776	$3,596,944
Total income allocated	$14,387,776	$3,596,944
Less: Accretion allocation based on ownership percentage	(2,267,800)	(566,950)
Plus: accretion applicable to Class A redeemable shares	2,834,750	—
Total income by Class	$14,954,726	$3,029,994

Weighted average shares	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.75	$0.61

For the period from
March 22, 2021
(inception) through
December 31, 2021
Net loss from inception to IPO date	$(465,625)
Net income from IPO date to year-end	$556,085
Total income from inception to year-end	90,460
Less: Accretion of Class A redeemable shares to redemption value	(23,471,892)
Net loss including accretion of Class A redeemable shares to redemption value	$(23,381,432)

	For the period from
	March 22, 2021 (inception) through
	December 31, 2021
	Class A
	Redeemable	Class B
Total number of shares	20,000,000	5,000,000
Ownership percentage	80%	20%

Allocation of net loss – inception to date of initial public offering	—	(465,625)
Allocation of net income – from date of initial public offering to year-end	444,868	111,217
Total income (loss) allocated	$444,868	$(354,408)
Less: Accretion allocation based on ownership percentage	(18,777,514)	(4,694,378)
Plus: accretion applicable to Class A redeemable shares	23,471,892	—
Total income (loss) by Class	$5,139,246	$(5,048,786)

Weighted average shares	1,690,141	4,385,783
Basic and diluted net income (loss) per ordinary share	$3.04	$(1.15)

Recent Accounting Pronouncements

In August 2020, FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2022, with no impact upon adoption.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s audited financial statements.

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

Promissory Note - Related Party

On April 6, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the completion of the IPO. As of December 31, 2022 and December 31, 2021, there were no amounts outstanding under this note.

Working Capital Loan

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers or directors may, but are not obligated to, loan us funds. Up to $1,500,000 of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

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

Registration Rights

The holders of the Founder Shares and Private Placement Warrants and warrants that may be issued upon conversion of any working capital loans are entitled to registration rights pursuant to the terms of a registration rights agreement, dated December 1, 2021, with the Company. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial business combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”), to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note 7 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Significant deviations from these estimates and inputs could result in a material change in fair value.

		December 31,		December 31,
Description	Level	2022	Level	2021
Assets:
Investments held in Trust Account	1	$207,840,050	1	$205,005,299
Liabilities:
Private Placement Warrants	2	$337,500	3	$9,900,000
Public Warrants	1	$300,000	3	$7,700,000

The Public Warrants and Private Placement Warrants were accounted for as liabilities and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the Statements of Operations. Transfers between Levels 1, 2, and 3 are recognized at the end of the reporting period.

For December 31, 2022, the Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market for these securities. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

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

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from March 22, 2021 (inception) through December 31, 2021 is summarized as follows:

Level 3 derivative warrant liabilities at March 22, 2021 (inception)	$—
Issuance of Public and Private Warrants	18,262,500
Change in fair value of Public and Private Warrants	(662,500)
Level 3 derivative warrant liabilities as of December 31, 2021	$17,600,000

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period ended December 31, 2022 is summarized as follows:

Level 3 derivative warrant liabilities at January 1, 2022	$17,600,000
Transfers out of Level 3 into Level 2	$(9,900,000)
Transfers out of Level 3 into Level 1	$(7,700,000)
Level 3 derivative warrant liabilities at December 31, 2022	$—

Private warrants were transferred out of Level 3 and into Level 2 because they have substantially the same terms as the public warrants, a Level 1 asset.

Public warrants were transferred out of Level 3 and into Level 1 because observable market inputs are now available.

The key inputs into the Monte Carlo simulation model were as follows at initial measurement and December 31, 2021 were as follows:

	Private Placement
	Warrants		Public Warrants
Risk-free interest rate	1.37%		1.37%
Expected term	6.25	years	6.25	years
Expected volatility of underlying stock	8-15%		8-14.5%
Dividends	0%		0%
Probability of business combination	90%		90%
Redemption feature	Yes		No

The following table presents the changes in the fair value of derivative warrant liabilities during the year ended December 31, 2022:

Derivative warrant liabilities at January 1, 2022	$17,600,000
Change in fair value	(16,962,500)
Fair Value as of December 31, 2022	$637,500

Note 8 – Shareholders’ Equity

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022, there were no Class A ordinary shares issued or outstanding.

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

Preference Shares - The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022, there were no shares of preference shares issued or outstanding.

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

The Company evaluated the Public Warrants and the Private Placement Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in FASB Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares, among other conditions for equity classification. Pursuant to such evaluation, the Company further evaluated the Public Warrants and the Private Placement Warrants under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, and concluded that neither the Public Warrants nor the Private Placement Warrants meet the criteria to be classified in shareholders’ equity.

Note 9 – Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through the date on which the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as described below.

On March 6, 2023, the Company held an extraordinary general meeting of shareholders, where the shareholders approved a special resolution (the “Extension Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from March 7, 2023 to December 7, 2023 (the “Extended Date”) the date by which, if the Company had not consummated an initial business combination, the Company must liquidate and dissolve, (ii) allow the Company, without another shareholder vote, to elect to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time up to the Extended Date, upon five days’ advance notice prior to the applicable deadlines, until December 7, 2023, unless the closing of the Company’s initial business combination shall have occurred, and (iii) cancel the automatic three-month extension period in the Company’s amended and restated memorandum and articles of association to which the Company was entitled upon filing a preliminary proxy statement, registration statement or similar filing for an initial business combination during (a) the 15-month period from the consummation of the Company’s initial public offering or (b) any paid extension period, to consummate an initial business combination. In connection with the Extension Proposal, shareholders holding 13,639,848 public shares exercised their right to redeem such public shares for a pro rata portion of the Trust Account. On March 7, 2023, the Company paid cash in the aggregate amount of approximately $142.7 million, or approximately $10.46 per public share, to redeeming shareholders.

On March 3, 2023, the Company entered into an unsecured promissory note (the “Sponsor Note”) to the Sponsor, which provides for borrowings from time to time of up to an aggregate of $1,000,000 which may be drawn by the Company and used for working capital purposes and/or to finance monthly deposits into the Company’s Trust Account for each public share that was not redeemed in connection with the extension of the Company’s termination date from March 7, 2023 to December 7, 2023. The Sponsor Note does not bear interest and is repayable in full upon the earlier of the consummation of the Company’s initial business combination or the date the Company liquidates the Trust Account established in connection with the IPO upon the failure of the Company to consummate an initial business combination within the requisite time period.

On March 3, 2023, the Company borrowed $350,000 under the Sponsor Note and deposited $140,000 into the Trust Account to fund the initial one-month extension of the Company’s termination date until April 7, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Games & Esports Experience Acquisition Corp.

Date: March 31, 2023	By:	/s/ Ari Segal
	Name:	Ari Segal
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ari Segal	Chief Executive Officer, Co-Founder and Director	March 31, 2023
Ari Segal	(Principal Executive, Financial and Accounting Officer)

/s/ Tomi Kovanen	Chief Operating Officer, Co-Founder and Director	March 31, 2023
Tomi Kovanen

/s/ Karen Brodkin	Director	March 31, 2023
Karen Brodkin

/s/ Steven A. Cohen	Director	March 31, 2023
Steven A. Cohen

/s/ Jocelyn Moore	Director	March 31, 2023
Jocelyn Moore

/s/ Angela Williams	Director	March 31, 2023
Angela Williams